Form 10-Q
period 2021-06-30
Ivanhoe Capital Acquisition Corp.
filed 2021-08-23
CIK 1819142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

IVANHOE CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39845	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

, NY
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 23, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

IVANHOE CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

IVANHOE CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$501,228	$161,271
Prepaid expenses	918,587	—
Total current assets	1,419,815	161,271
Investments held in Trust Account	276,047,984	—
Deferred offering costs associated with the initial public offering	—	413,039
Total Assets	$277,467,799	$574,310

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$49,941	$13,785
Due to related party	16,504	—
Accrued expenses	165,261	68,346
Note payable - related party	—	500,000
Total current liabilities	231,706	582,131
Accrued liabilities	2,853,000	—
Convertible note – related party	631,260	—
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	26,616,560	—
Total liabilities	39,992,526	582,131

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 23,247,527 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	232,475,270	—

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,352,473 and -0- shares issued and outstanding (excluding 23,247,527 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	435	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	13,949,009	24,310
Accumulated deficit	(8,950,131)	(32,821)
Total shareholders' equity (deficit)	5,000,003	(7,821)
Total Liabilities and Shareholders' Equity (Deficit)	$277,467,799	$574,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IVANHOE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$3,159,841	$3,450,431
General and administrative expenses - related party	30,000	60,000
Total operating expenses	(3,189,841)	(3,510,431)
Other income (expenses):
Income from investments held in Trust Account	3,472	47,984
Change in fair value of derivative warrant liabilities	(7,127,760)	(4,468,560)
Change in fair value of convertible note – related party	(131,260)	(131,260)
Offering costs - derivative warrant liabilities	—	(855,043)
Net loss	$(10,445,389)	$(8,917,310)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	27,600,000	27,600,000

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average ordinary shares outstanding, Class B ordinary shares	6,900,000	6,850,276

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(1.51)	$(1.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IVANHOE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained Earnings	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity (Deficit)
Balance — December 31, 2020	—	$—	6,900,000	$690	$24,310	$(32,821)	$(7,821)
Sale of units in initial public offering, net of fair value of public warrants	27,600,000	2,760	—	—	261,369,240	—	261,372,000
Offering costs	—	—	—	—	(14,971,596)	—	(14,971,596)
Class A ordinary shares subject to possible redemption	(24,292,066)	(2,429)	—	—	(242,918,231)	—	(242,920,660)
Net income	—	—	—	—	—	1,528,079	1,528,079
Balance — March 31, 2021 (unaudited)	3,307,934	331	6,900,000	690	3,503,723	1,495,258	5,000,002
Class A ordinary shares subject to possible redemption	1,044,539	104	—	—	10,445,286	—	10,445,390
Net loss	—	—	—	—	—	(10,445,389)	(10,445,389)
Balance – June 30, 2021 (unaudited)	4,352,473	$435	6,900,000	$690	$13,949,009	$(8,950,131)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IVANHOE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(8,917,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(47,984)
Change in fair value of derivative warrant liabilities	4,468,560
Change in fair value of convertible note – related party	131,260
Offering costs - derivative warrant liabilities	855,043
Changes in operating assets and liabilities:
Prepaid expenses	(918,587)
Accounts payable	36,156
Due to related party	16,504
Accrued expenses	54,049
Accrued liabilities	2,853,000
Net cash used in operating activities	(1,469,309)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Payment of note payable to related party	(500,000)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	7,520,000
Offering costs paid	(5,710,734)
Proceeds from convertible note to related party	500,000
Net cash provided by financing activities	277,809,266

Net change in cash	339,957

Cash — beginning of the period	161,271
Cash — end of the period	$501,228

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$42,867
Deferred underwriting commissions	$9,660,000
Initial value of Class A ordinary shares subject to possible redemption	$240,513,990
Change in value of Class A ordinary shares subject to possible redemption	$(8,038,720)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 28, 2021, the Company formed a wholly owned subsidiary, Wormhole Merger Sub Pte. Ltd., a Singapore private company limited by shares ("Amalgamation Sub").

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from July 8, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination, including activities in connection with the proposed acquisition of SES Holdings Pte. Ltd., a Singapore private company limited by shares ("SES"). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On July 12, 2021, the Company entered into a Business Combination Agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Agreement”) with Amalgamation Sub and SES. The Agreement and the transactions contemplated thereby (collectively, the “Proposed Business Combination”) were unanimously approved by the boards of directors of each of the Company, Amalgamation Sub and SES.

Pursuant to the Agreement, and upon the terms and subject to the conditions set forth therein, and in accordance with the Companies Act, Chapter 50 of Singapore and other applicable law, Amalgamation Sub and SES will amalgamate (the “Amalgamation”), with SES surviving the Amalgamation as the amalgamated company (SES, in its capacity as the company surviving the Amalgamation, the “Amalgamated Company”). Prior to consummation of the Proposed Business Combination, the Company will migrate out of the Cayman Islands and domesticate as a Delaware corporation (the “Domestication”) and be renamed “SES AI Corporation” (the Company, following the Domestication, “New SES”).

As a result of the Domestication, (i) each Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A ordinary shares”), issued and outstanding immediately prior to the Domestication will convert into one share of Class A common stock, par value $0.0001 per share, of New SES (the “Class A common stock”); (ii) each Class B ordinary share, par value $0.0001 per share, of the Company (the “Class B ordinary shares”), issued and outstanding immediately prior to the Domestication will convert into one share of Class B common stock, par value $0.0001 per share, of New SES (the “Class B common stock”); (iii) each Company’s warrant to purchase Class A ordinary shares issued and outstanding immediately prior to the Domestication will convert into one warrant to purchase shares of Class A common stock and (iv) each Company’s unit issued and outstanding immediately prior to the Domestication will convert into one unit of New SES (such units to be split into their component parts of one share of Class A common stock and one-third of one warrant to purchase shares of Class A common stock. Immediately following the Domestication, each issued and outstanding share of Class B common stock will convert into one share of Class A common stock (the “Conversion”).

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total consideration to be paid to the shareholders of SES equals $2,810,000,000 and will be payable in shares of Class A common stock (valued at $10.00 per share). At the effective time of the Amalgamation (the “Effective Time”), each ordinary share and each preference share of SES issued and outstanding immediately prior to the Effective Time (collectively, the “SES Shares”) (other than SES Shares held in SES’s treasury (collectively, the “Excluded Shares”), the SES Restricted Shares (as defined below) and the SES Shares held by Qichao Hu and certain entities affiliated with Mr. Hu (collectively, the “SES Founder Group”)) will be cancelled and automatically represent the right to receive a number of fully paid and nonassessable shares of Class A common stock equal to the Exchange Ratio (as defined below), plus cash in lieu of fractional shares. Additionally, each SES Share held by the SES Founder Group issued and outstanding immediately prior to the Effective Time will be cancelled and automatically represent the right to receive a number of fully paid and nonassessable shares of Class B common stock equal to the Exchange Ratio, plus cash in lieu of fractional shares. The shares of Class B common stock will have the same economic rights as the shares of Class A common stock, but following the Effective Time, each share of Class B common stock will be entitled to 10 votes, and each share of Class A common stock will be entitled to 1 vote, in each case, on each matter submitted for a vote of the New SES stockholders. For purposes of the Agreement, “Exchange Ratio” means the quotient obtained by dividing 281,000,000 by (a) the aggregate number of SES Shares that are issued and outstanding immediately prior to the Effective Time and that are issuable upon the exercise of all vested SES Options (as defined below) and SES Restricted Shares issued and outstanding as of immediately prior to the Effective Time minus (b) the Excluded Shares.

In addition to the consideration described above, the SES shareholders and optionholders will be entitled to receive 30,000,000 shares of Class A common stock (valued at $10.00 per share) (the “Earn-Out Shares”) if the closing price of shares of Class A common stock of New SES is equal to or greater than $18.00 during the period beginning on the date that is one year following the closing of the Proposed Business Combination (the “Closing”) and ending on the date that is five years following the Closing. SES optionholders will receive their Earn-Out Shares in the form of restricted shares of New SES at Closing, which will be subject to vesting based on the same terms as the Earn-Out Shares and will also be subject to forfeiture if such optionholder’s service with New SES terminates prior to the vesting.

In connection with the Amalgamation, each SES restricted share (the “SES Restricted Shares”) that is issued and outstanding immediately prior to the Effective Time will be assumed by New SES and converted into a number of shares of Class A common stock equal to the product (rounded to the nearest whole number of shares) of (A) the total number of SES ordinary shares subject to such SES Restricted Share immediately prior to the Effective Time multiplied by (B) the Exchange Ratio. In addition, each SES option (the “SES Options”) that is outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) will be assumed by New SES and converted into an option to acquire Class A common stock at an adjusted exercise price per share, with the number of shares of Class A common stock subject to each option determined by multiplying the number of SES Shares subject to the corresponding SES Option by the Exchange Ratio and rounding the resulting number down to the nearest whole number of shares of Class A common stock.

PIPE Financing

Concurrently with the execution of the Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such PIPE Investors, immediately prior to Closing, an aggregate of 20,000,000 shares of Class A common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $200,000,000.

Liquidity and capital resources

As of June 30, 2021, the Company had approximately $501,000 in its operating bank account and working capital of approximately $1.2 million.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $500,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, $500,000 was drawn under the Working Capital Loan (see Note 5).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021.

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly-owned subsidiary, Wormhole Merger Sub Pte. Ltd., which was incorporated in Singapore on June 28, 2021, in connection with the planned business combination. All inter-company accounts and transactions are eliminated in consolidation.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000 and any cash held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, "Fair Value Measurements," approximates the carrying amounts represented in the condensed balance sheets.

The Company has elected the fair value option to account for its Convertible Note with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Convertible Note - related party on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's and, if applicable, an independent third-party valuation firm's own assumption about the assumptions a market participant would use in pricing the asset or liability.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Subtopic 815-15 “Derivatives and Hedging — Embedded Derivatives” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “Warrant”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised,  and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 23,247,527 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed consolidated balance sheets. As of December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has not considered the effect of the warrants sold in the Public Offering (including the over-allotment) and Private Placement Warrants to purchase 14,213,333 shares of the Company’s ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income on investments held in Trust Account	$3,472	$47,984
Net income attributable to Class A ordinary shares	$3,472	$47,984
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,600,000	27,600,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$—	$—

Class B ordinary shares
Numerator: Net loss minus net income attributable to Class A ordinary shares
Net loss	$(10,445,389)	$(8,917,310)
Net income allocable to Class A ordinary shares	3,472	47,984
Net loss attributable to Class B ordinary shares	$(10,448,861)	$(8,965,294)
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,900,000	6,850,276
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(1.51)	$(1.31)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

On July 22, 2020, the Sponsor agreed to loan the Company up to $600,000 pursuant to a promissory note (the “Note”), which was later amended on December 1, 2020. The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed $500,000 under the Note. On January 15, 2021, the Company repaid the Note in full. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, $500,000 was drawn under the Working Capital Loan. There were no Working Capital Loans outstanding as of December 31, 2020.

On April 9, 2021, the Company issued an unsecured convertible promissory note (the “Convertible Note”) to the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $1,500,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. The Convertible Note does not bear any interest. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). The Chief Executive Officer will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note into warrants to purchase the Company's Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of June 30, 2021, $500,000 was drawn on the convertible note - related party, presented at its fair value of approximately $631,000 on the accompanying unaudited condensed consolidated balance sheets. There were no amounts outstanding under the Convertible Note as of December 31, 2020.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in administrative expenses, respectively. As of June 30, 2021, $10,000 has been included in due to related party on the unaudited condensed consolidated balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of June 30, 2021, approximately $7,000 is included in due to related party on the accompanying unaudited condensed consolidated balance sheets.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Derivative Warrant Liabilities

As of June 30, 2021, the Company had 9,200,000 Public Warrants and 5,013,333 Private Warrants outstanding.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 4,352,473 Class A ordinary shares issued and outstanding, excluding 23,247,527 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$276,047,984	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$16,971,400	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$9,645,160
Convertible note – related party	$—	$—	$631,260

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of the Public Warrants as of June 30, 2021 was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation and Black-Scholes Option Pricing Model. The estimated fair value of the Private Placement Warrants and the Public Warrants, prior to being separately listed and traded, was determined using Level 3 inputs. The estimated fair value of warrants that may be issued upon conversion of the Convertible Note was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Black-Scholes analysis relies upon appropriate inputs derived from the Monte Carlo simulation of the public warrants; namely, the underlying stock price and the implied volatility from the traded Public Warrant price. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30, 2021
Option term (in years)	5.34
Stock price	$10.17
Volatility	23.9%
Risk-free interest rate	0.92%
Expected dividends	—%

The following table provides quantitative information regarding Level 3 fair value measurements inputs used by the estimated fair value of warrants that may be issued upon conversion of the Convertible Note at their measurement dates:

	As of June 30, 2021	As of April 15, 2021
Option term (in years)	0.34	0.55
Stock price	$1.92	$1.38
Volatility	70.2%	67.5%
Risk-free interest rate	0.05%	0.04%
Expected dividends	—%	—%

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	22,148,000
Transfer of Public Warrants to Level 1 measurement	(14,628,000)
Change in fair value of derivative warrant liabilities	(451,200)
Derivative warrant liabilities at March 31, 2021	7,068,800
Change in fair value of derivative warrant liabilities	2,576,360
Derivative warrant liabilities at June 30, 2021	$9,645,160

The change in the fair value of the convertible note – related party measured with Level 3 inputs for the three and the six months ended June 30, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Initial fair value of convertible note - related party - second quarter	500,000
Change in fair value of convertible note - related party	131,260
Fair Value of convertible note - related party, June 30, 2021	$631,260

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date of the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Ivanhoe Capital Acquisition Corp.,” “Ivanhoe Capital,” “our,” “us” or “we” refer to Ivanhoe Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Proposed Business Combination

On July 12, 2021, we entered into a Business Combination Agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Agreement”), with Wormhole Merger Sub Pte. Ltd., a Singapore private company limited by shares and our wholly owned subsidiary (“Amalgamation Sub”), and SES Holdings Pte. Ltd., a Singapore private company limited by shares (“SES”), and certain related agreements, as further described in Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $501,000 in our operating bank account and working capital of approximately $1.2 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $500,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, $500,000 was drawn under the Working Capital Loan.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a business combination target, including activities in connection with the proposed acquisition of SES. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on the investments held in the trust account from the proceeds of the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2021, we had net loss of approximately $10.4 million, which consisted of general and administrative expenses of approximately $3.2 million, general and administrative expenses to related party of $30,000, change in fair value of derivative liabilities of approximately $7.1 million and change in fair value of convertible note to related party of approximately $131,000, partially offset by investment income on the Trust Account of approximately $3,000.

For the six months ended June 30, 2021, we had net loss of approximately $8.9 million, which consisted of general and administrative expenses of approximately $3.5 million, general and administrative expenses to related party of $60,000, change in fair value of derivative liabilities of approximately $4.5 million, change in fair value of convertible note to related party of approximately $131,000 and offering costs to derivative warrant liabilities of approximately $855,000, partially offset by investment income on the Trust Account of approximately $48,000.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “Warrant”) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 23,247,527 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed consolidated balance sheet. As of December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

Net Income (Loss) Per Ordinary Share

Our condensed consolidated statements of operations include a presentation of net income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) staff’s statement regarding Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 14, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $600,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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
2.1

Business Combination Agreement, dated as of July 12, 2021, among Ivanhoe Capital Acquisition Corp., Wormhole Merger Sub Pte. Ltd. and SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).

3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on January 6, 2021).
10.1

IPO Letter Agreement Amendment, dated as of July 12, 2021, by Ivanhoe Capital Sponsor LLC and the officers and directors of Ivanhoe Capital Acquisition Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).

10.2	Form of Subscription Agreement for Institutional Investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).
10.3	Form of Subscription Agreement for Individual Investors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).
10.4

Sponsor Letter Agreement, dated as of July 12, 2021, between Ivanhoe Capital Acquisition Corp. and Ivanhoe Capital Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).

10.5

Support Agreement, dated as of July 12, 2021, by and among Ivanhoe Capital Acquisition Corp. and certain shareholders of SES (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).

10.6

Director Nomination Agreement, dated as of July 12, 2021, by and among Ivanhoe Capital Acquisition Corp., SES Holdings Pte. Ltd. and General Motors Ventures LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).

10.7

Board Observation Agreement, dated as of July 12, 2021, by and among Ivanhoe Capital Acquisition Corp., SES Holdings Pte. Ltd. and Hyundai Motor Company (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).

31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Dated: August 23, 2021		IVANHOE CAPITAL ACQUISITION CORP.
	By:	/s/ Robert Friedland
	Name:	Robert Friedland
	Title:	Chief Executive Officer