Form 10-Q
period 2021-09-30
Ivanhoe Capital Acquisition Corp.
filed 2021-11-15
CIK 1819142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

IVANHOE CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39845	98-1567584
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1177 Avenue of the Americas, 5th Floor New York, NY	10036
(Address Of Principal Executive Offices)	(Zip Code)

+65 6337 1818
Registrant’s telephone number, including area code

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, 0.0001 par value, and one-third of one redeemable warrant	IVAN.U	The New York Stock Exchange
Class A Ordinary Shares included as part of the units	IVAN	The New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	IVAN WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 15, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

IVANHOE CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

IVANHOE CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$254,887	$161,271
Prepaid expenses	761,404	—
Total current assets	1,016,291	161,271
Investments held in Trust Account	276,052,152	—
Deferred offering costs associated with the initial public offering	—	413,039
Total Assets	$277,068,443	$574,310

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$42,862	$13,785
Due to related party	10,532	—
Accrued expenses	198,011	68,346
Note payable - related party	—	500,000
	251,405	582,131
Accrued liabilities	4,483,777	—
Convertible note – related party	1,064,140	—
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	20,759,730	—
Total liabilities	36,219,052	582,131

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 and -0- shares issued and outstanding at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	276,000,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(35,151,299)	(32,821)
Total shareholders’ deficit	(35,150,609)	(7,821)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$277,068,443	$574,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IVANHOE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the Period From
	Three Months Ended	Nine Months Ended	July 8, 2020 (Inception) Through
	September 30,	September 30,	September 30,
	2021	2021	2020
General and administrative expenses	$2,468,694	$5,919,125	$20,233
General and administrative expenses - related party	30,000	90,000	—
Total operating expenses	(2,498,694)	(6,009,125)	(20,233)
Other income (expenses):
Income from investments held in Trust Account	4,168	52,152	—
Change in fair value of derivative warrant liabilities	5,856,830	1,388,270	—
Change in fair value of convertible note – related party	11,814	(119,446)	—
Offering costs - derivative warrant liabilities	—	(855,043)	—
Net income (loss)	$3,374,118	$(5,543,192)	$(20,233)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	27,600,000	26,589,011	—
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.10	$(0.17)	$—
Basic and diluted weighted average ordinary shares outstanding, Class B ordinary shares	6,900,000	6,867,033	6,000,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.10	$(0.17)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IVANHOE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three And Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$24,310	$(32,821)	$(7,821)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,310)	(29,575,286)	(29,599,596)
Net income	—	—	—	—	—	1,528,079	1,528,079
Balance — March 31, 2021 (unaudited)	—	—	6,900,000	690	—	(28,080,028)	(28,079,338)
Net loss	—	—	—	—	—	(10,445,389)	(10,445,389)
Balance – June 30, 2021 (unaudited)	—	—	6,900,000	690	—	(38,525,417)	(38,524,727)
Net income	—	—	—	—	—	3,374,118	3,374,118
Balance – September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(35,151,299)	$(35,150,609)

	For the Period From July 8, 2020 (Inception) Through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(20,233)	(20,233)
Balance — September 30, 2020 (unaudited)	—	$—	6,900,000	$690	$24,310	$(20,233)	$4,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IVANHOE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period From July
	Nine months ended	8, 2020 (Inception)
	Ended September 30,	Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(5,543,192)	$(20,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(52,152)	—
Change in fair value of derivative warrant liabilities	(1,388,270)	—
Change in fair value of convertible note – related party	119,446	—
Offering costs - derivative warrant liabilities	855,043	—
Changes in operating assets and liabilities:
Prepaid expenses	(761,404)	20,233
Accounts payable	29,077	—
Due to related party	10,532	—
Accrued expenses	86,799	—
Accrued liabilities	4,483,777	—
Net cash used in operating activities	(2,160,344)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Payment of note payable to related party	(500,000)	—
Proceeds received from initial public offering, gross	276,000,000	—
Proceeds received from private placement	7,520,000	—
Offering costs paid	(5,710,734)	—
Proceeds from convertible note to related party	944,694	—
Net cash provided by financing activities	278,253,960	—

Net change in cash	93,616	—

Cash — beginning of the period	161,271	—
Cash — end of the period	$254,887	$—

Supplemental disclosure of noncash financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accounts payable	$—	$148,494
Offering costs included in accrued expenses	$42,867	$48,531
Deferred offering costs paid by Sponsor under promissory note	$—	$91,658
Deferred underwriting commissions	$9,660,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Ivanhoe Capital Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 8, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

On June 28, 2021, the Company formed a wholly owned subsidiary, Wormhole Merger Sub Pte. Ltd., a Singapore private company limited by shares (“Amalgamation Sub”).

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from July 8, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination, including activities in connection with the proposed acquisition of SES Holdings Pte. Ltd., a Singapore private company limited by shares (“SES”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

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

As a result of the Domestication, (i) each Class A ordinary share, par value $0.0001 per share, of the Company, issued and outstanding immediately prior to the Domestication will convert into one share of Class A common stock, par value $0.0001 per share, of New SES (the “Class A common stock”); (ii) each Class B ordinary share, par value $0.0001 per share, of the Company (the “Class B ordinary shares”), issued and outstanding immediately prior to the Domestication will convert into one share of Class B common stock, par value $0.0001 per share, of New SES (the “Class B common stock”); (iii) each Company’s warrant to purchase Class A ordinary shares issued and outstanding immediately prior to the Domestication will convert into one warrant to purchase shares of Class A common stock and (iv) each Company’s unit issued and outstanding immediately prior to the Domestication will convert into one unit of New SES (such units to be split into their component parts of one share of Class A common stock and one-third of one warrant to purchase shares of Class A common stock). Immediately following the Domestication, each issued and outstanding share of Class B common stock will convert into one share of Class A common stock (the “Conversion”).

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

In addition to the consideration described above, the SES shareholders and option holders will be entitled to receive 30,000,000 shares of Class A common stock (valued at $10.00 per share) (the “Earn-Out Shares”) if the closing price of shares of Class A common stock of New SES is equal to or greater than $18.00 during the period beginning on the date that is one year following the closing of the Proposed Business Combination (the “Closing”) and ending on the date that is five years following the Closing. SES option holders will receive their Earn-Out Shares in the form of restricted shares of New SES at Closing, which will be subject to vesting based on the same terms as the Earn-Out Shares and will also be subject to forfeiture if such option holder’s service with New SES terminates prior to the vesting.

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

On September 20, 2021, the Company, SES and Amalgamation Sub entered into Amendment No. 1 to the Agreement (the “BCA Amendment”) to provide that pre-Closing recipients of SES restricted share awards will also be entitled to receive Earn-Out Shares in the form of restricted shares of New SES at Closing, which will be subject to vesting based on the same terms as the Earn-Out Shares and will also be subject to forfeiture if such recipients’ service with New SES terminates prior to the vesting. The BCA Amendment also provides that the Earn-Out Shares payable to Qichao Hu and certain entities affiliated with Dr. Hu (the “Founder Group”) at the Closing will be, like the other consideration payable to the Founder Group under the Agreement, in the form of shares of Class B common stock, par value $0.0001 per share, of New SES that have the same economic rights as the shares of Class A common stock, but are entitled to 10 votes instead of the one vote to which shares of Class A common stock are entitled. The BCA Amendment does not affect the aggregate number of Earn-Out Shares.

PIPE Financing

Concurrently with the execution of the Agreement, the Company entered into subscription agreements (the Initial “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such PIPE Investors, immediately prior to Closing, an aggregate of 20,000,000 shares of Class A common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $200,000,000.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 22, 2021, the Company entered into an additional subscription agreement (the “New Subscription Agreement”), dated as of October 22, 2021, in connection with its proposed PIPE financing related to its Proposed Business Combination with SES.

Pursuant to the New Subscription Agreement, the Company agreed to issue and sell an aggregate of an additional 7.5 million shares of New SES Class A common stock, at a purchase price of $10.00 per share, for an aggregate purchase price of $75 million, bringing the aggregate amount of commitments from under the initial Subscription Agreements and the New Subscription Agreement to $275 million.

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

Liquidity and capital resources

As of September 30, 2021, the Company had approximately $255,000 in its operating bank account and working capital of approximately $765,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $500,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On April 9, 2021, the Company issued a Convertible Note (as defined in Note 5) to the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $1,500,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. The Convertible Note does not bear any interest. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). As of September 30, 2021, $945,000 was drawn on the convertible note - related party, presented at its fair value of approximately $1.1 million on the accompanying unaudited condensed consolidated balance sheets. There were no amounts outstanding under the Convertible Note as of December 31, 2020.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares issued in its Initial Public Offering (“Public Class A ordinary shares”) in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.9 million in additional paid-in capital and an increase of approximately $29.6 million to accumulated deficit, as well as a reclassification of 3,548,601 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on January 15, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed consolidated balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $33.1 million and $43.5 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000 and any cash held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.

The Company has elected the fair value option to account for its Convertible Note with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Convertible Note - related party on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed consolidated balance sheets. As of December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 Class A ordinary share in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share ordinary for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three		For the Nine		For the Period From
	Months Ended		Months Ended		July 8, 2020 (Inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,699,294	$674,824	$(4,405,422)	$(1,137,770)	$—	$(20,233)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	26,589,011	6,867,033	—	6,000,000

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.17)	$(0.17)	$—	$(0.00)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

On April 9, 2021, the Company issued an unsecured convertible promissory note (the “Convertible Note”) to the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $1,500,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. The Convertible Note does not bear any interest. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). The Chief Executive Officer will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of September 30, 2021, $945,000 was drawn on the convertible note - related party, presented at its fair value of approximately $1.1 million on the accompanying unaudited condensed consolidated balance sheets. There were no amounts outstanding under the Convertible Note as of December 31, 2020.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. Administrative expenses were included within general and administrative expenses - related party in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in administrative expenses, respectively. As of September 30, 2021, $10,000 has been included in due to related party on the unaudited condensed consolidated balance sheets. There were no administrative expenses incurred for the period from July 8, 2020 (inception) through September 30, 2020.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of September 30, 2021, approximately $1,000 is included in due to related party on the accompanying unaudited condensed consolidated balance sheets. There were no balances outstanding as of December 31, 2020.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Derivative Warrant Liabilities

As of September 30, 2021, the Company had 9,200,000 Public Warrants and 5,013,333 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2021, there were 27,600,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the unaudited condensed consolidated balance sheet.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed consolidated balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$276,000,000
Less:
Fair value of Public Warrants at issuance	(14,628,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,971,596)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	29,599,596
Class A ordinary shares subject to possible redemption	$276,000,000

Note 9 — Shareholders’ Equity (Deficit)

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 8). As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$276,052,152	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$13,340,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$7,419,730
Convertible note – related party	$—	$—	$1,064,140

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of the Public Warrants as of September 30, 2021 was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30, 2021
Option term (in years)	5.09
Stock price	$9.90
Volatility	21.1%
Risk-free interest rate	0.99%
Expected dividends	—%

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs used by the estimated fair value of warrants that may be issued upon conversion of the Convertible Note at their measurement dates:

		As of April 15, 2021
	As of September 30, 2021	(Draw Down Date)
Option term (in years)	0.21	0.55
Stock price	$1.48	$1.38
Volatility	72.0%	67.5%
Risk-free interest rate	0.05%	0.04%
Expected dividends	—%	—%

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	22,148,000
Transfer of Public Warrants to Level 1 measurement	(14,628,000)
Change in fair value of derivative warrant liabilities	(451,200)
Derivative warrant liabilities at March 31, 2021	7,068,800
Change in fair value of derivative warrant liabilities	2,576,360
Derivative warrant liabilities at June 30, 2021	9,645,160
Change in fair value of derivative warrant liabilities	(2,225,430)
Derivative warrant liabilities at September 30, 2021	$7,419,730

The change in the fair value of the convertible note – related party measured with Level 3 inputs for the three and the nine months ended September 30, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Initial fair value of convertible note - related party - second quarter	500,000
Change in fair value of convertible note - related party	131,260
Fair Value of convertible note - related party, June 30, 2021	631,260
Initial fair value of convertible note - related party - third quarter	444,694
Change in fair value of convertible note - related party	(11,814)
Fair Value of convertible note - related party, September 30, 2021	$1,064,140

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $255,000 in our operating bank account and working capital of approximately $765,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $500,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. On April 9, 2021, we issued an unsecured convertible promissory note (the “Convertible Note”) to our Chief Executive Officer, pursuant to which we may borrow up to $1,500,000 for ongoing expenses reasonably related to our business and the consummation of the Business Combination. The Convertible Note does not bear any interest. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). As of September 30, 2021, $945,000 was drawn on the convertible note - related party, presented at its fair value of approximately $1.1 million on the accompanying unaudited condensed consolidated balance sheets. There were no amounts outstanding under the Convertible Note as of December 31, 2020.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a business combination target, including activities in connection with the proposed acquisition of SES. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on the investments held in the trust account from the proceeds of the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2021, we had net income of approximately $3.4 million, which consisted of net gain from the change in fair value of derivative liabilities of approximately $5.9 million, net gain from the change in fair value of convertible note to related party of approximately $12,000 and investment income on the Trust Account of approximately $4,000, offset by general and administrative expenses of approximately $2.5 million and general and administrative expenses to related party of $30,000.

For the nine months ended September 30, 2021, we had net loss of approximately $5.5 million, which consisted of general and administrative expenses of approximately $5.9 million, general and administrative expenses to related party of $90,000, net loss from the change in fair value of convertible note to related party of approximately $119,000 and offering costs to derivative warrant liabilities of approximately $855,000, partially offset by the net gain from the change in fair value of derivative liabilities of approximately $1.4 million and investment income on the Trust Account of approximately $52,000.

For the period from July 8, 2020 (inception) through September 30, 2020, we had a net loss of approximately $20,000, which consisted of general and administrative expenses.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed consolidated balance sheet. As of December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share ordinary for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,013,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.5 million (Note 4).

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $600,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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
2.1†

Business Combination Agreement, dated as of July 12, 2021, among Ivanhoe Capital Acquisition Corp., Wormhole Merger Sub Pte. Ltd. and SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on July 13, 2021).

2.2†	First Amendment to Business Combination Agreement, dated as of September 20, 2021, by and among Ivanhoe Capital Acquisition Corp., Wormhole Merger Sub Pte. Ltd., and SES Holdings Pte. Ltd.
3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39845), filed with the SEC on January 6, 2021).
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

†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021		IVANHOE CAPITAL ACQUISITION CORP.
	By:	/s/ Robert Friedland
	Name:	Robert Friedland
	Title:	Chief Executive Officer