Form 10-Q/A
period 2021-09-30
Ivanhoe Capital Acquisition Corp.
filed 2021-11-30
CIK 1819142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of November 29, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Ivanhoe Capital Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Ivanhoe Capital Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “First Amended Filing”).

On November 15, 2021, Ivanhoe Capital Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision to Previously Reported Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 11, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 24, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of January 11, 2021 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021; (ii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021; and, (iii) unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 23, 2021 (collectively, the “Affected Periods”), should be restated in this Quarterly Report on Form 10-Q/A to report all Public Shares as temporary equity and should no longer be relied upon.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Q3 Form 10-Q.

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

IVANHOE CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three And Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$24,310	$(32,821)	$(7,821)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,310)	(29,575,286)	(29,599,596)
Net income	—	—	—	—	—	1,528,079	1,528,079
Balance — March 31, 2021 (unaudited), as restated	—	—	6,900,000	690	—	(28,080,028)	(28,079,338)
Net loss	—	—	—	—	—	(10,445,389)	(10,445,389)
Balance – June 30, 2021 (unaudited), as restated	—	—	6,900,000	690	—	(38,525,417)	(38,524,727)
Net income	—	—	—	—	—	3,374,118	3,374,118
Balance – September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(35,151,299)	$(35,150,609)

	For the Period From July 8, 2020 (Inception) Through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(20,233)	(20,233)
Balance — September 30, 2020 (unaudited)	—	$—	6,900,000	$690	$24,310	$(20,233)	$4,767

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

Restatement of Previously Reported Financial Statements

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these unaudited condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed audited balance sheet as of January 11, 2021, as previously revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021 and financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously revised balance sheet as of January 11, 2021:

	As Previously
As of January 11, 2021	Reported	Adjustment	As Restated
Total assets	$278,183,053	$—	$278,183,053
Total liabilities	$32,669,057	$—	$32,669,057
Class A ordinary shares subject to possible redemption	240,513,990	35,486,010	276,000,000
Preference shares	—	—	—
Class A ordinary shares	355	(355)	—
Class B ordinary shares	690	—	690
Additional paid-in capital	$5,895,820	(5,895,820)	—
Accumulated deficit	$(896,859)	(29,589,835)	$(30,486,694)
Total shareholders' equity (deficit)	$5,000,006	$(35,486,010)	$(30,486,004)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$278,183,053	$—	$278,183,053

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

	As Previously
As of March 31, 2021	Reported	Adjustment	As Restated
Total assets	$277,256,530	$—	$277,256,530
Total liabilities	$29,335,868	$—	$29,335,868
Class A ordinary shares subject to possible redemption	242,920,660	33,079,340	276,000,000
Preference shares	—	—	—
Class A ordinary shares	331	(331)	—
Class B ordinary shares	690	—	690
Additional paid-in capital	$3,503,723	(3,503,723)	—
Retained earnings (accumulated deficit)	$1,495,258	(29,575,286)	$(28,080,028)
Total shareholders' equity (deficit)	$5,000,002	$(33,079,340)	$(28,079,338)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$277,256,530	$—	$277,256,530

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$240,513,990	$(240,513,990)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(8,038,720)	$8,038,720	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

	As Previously
As of June 30, 2021	Reported	Adjustment	As Restated
Total assets	$277,467,799	$—	$277,467,799
Total liabilities	$39,992,526	$—	$39,992,526
Class A ordinary shares subject to possible redemption	232,475,270	43,524,730	276,000,000
Preference shares	—	—	—
Class A ordinary shares	435	(435)	—
Class B ordinary shares	690	—	690
Additional paid-in capital	$13,949,009	(13,949,009)	—
Accumulated deficit	$(8,950,131)	(29,575,286)	$(38,525,417)
Total shareholders' equity (deficit)	$5,000,003	$(43,524,730)	$(38,524,727)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$277,467,799	$—	$277,467,799

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$240,513,990	$(240,513,990)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(8,038,720)	$8,038,720	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A ordinary shares
	As Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Net income	$1,528,079	$—	$1,528,079
Weighted average shares outstanding	27,600,000	(3,066,667)	24,533,333
Basic and diluted earnings per ordinary share	$—	$0.05	$0.05
For three months ended June 30, 2021
Net loss	$(10,445,389)	$—	$(10,445,389)
Weighted average shares outstanding	27,600,000	—	27,600,000
Basic and diluted earnings per ordinary share	$—	$(0.30)	$(0.30)
For the six months ended June 30, 2021
Net loss	$(8,917,310)	$—	$(8,917,310)
Weighted average shares outstanding	27,600,000	(1,524,862)	26,075,138
Basic and diluted earnings per ordinary share	$—	$(0.27)	$(0.27)

	Earnings Per Share for Class B ordinary shares
	As Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Net income	$1,528,079	$—	$1,528,079
Weighted average shares outstanding	6,800,000	—	6,800,000
Basic and diluted earnings per ordinary share	$0.22	$(0.17)	$0.05
For three months ended June 30, 2021
Net loss	$(10,445,389)	$—	$(10,445,389)
Weighted average shares outstanding	6,900,000	—	6,900,000
Basic and diluted earnings per ordinary share	$(1.51)	$1.21	$(0.30)
For the six months ended June 30, 2021
Net loss	$(8,917,310)	$—	$(8,917,310)
Weighted average shares outstanding	6,850,276	—	6,850,276
Basic and diluted earnings per ordinary share	$(1.31)	$1.04	$(0.27)

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly-owned subsidiary, Wormhole Merger Sub Pte. Ltd., which was incorporated in Singapore on June 28, 2021, in connection with the planned business combination. All inter-company accounts and transactions are eliminated in consolidation.

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal controls around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of January 11, 2021, as previously revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 11, 2021, except for the risk factor included in the Company's quarterly report on Form 10-Q for the period ended March 31, 2021, and the below risk factor.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our classification of a portion of the Class A Common Stock in permanent equity rather than temporary equity, as further described in this Quarterly Report on Form 10-Q. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the shares of Class A Common Stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 11, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A Common Stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

2.2†

First Amendment to Business Combination Agreement, dated as of September 20, 2021, by and among  Ivanhoe Capital Acquisition Corp., Wormhole Merger Sub Pte. Ltd., and SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q (File No. 001-29854), filed with the SEC on November 15, 2021).

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

Dated: November 29, 2021		IVANHOE CAPITAL ACQUISITION CORP.
	By:	/s/ Robert Friedland
	Name:	Robert Friedland
	Title:	Chief Executive Officer