Form 10-Q/A
period 2021-09-30
Ivanhoe Capital Acquisition Corp.
filed 2021-12-21
CIK 1819142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.2)

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

As of December 21, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 2 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Ivanhoe Capital Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Ivanhoe Capital Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021, as amended by the Amendment No. 1 to the First Amended Filing filed with the SEC on November 30, 2021 (the “First Amended Filing”).

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

Therefore, on November 24, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of January 11, 2021 (the "Post IPO Balance Sheet"), included in the Company’s Form 8-K, filed with the SEC on January 15, 2021; (ii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021; and (iii) unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 23, 2021 (collectively, the “Affected Periods”), should be restated in the First Amended Filing to report all Public Shares as temporary equity and should no longer be relied upon.

Upon further evaluation, the Company has determined that a restatement of the Post IPO Balance Sheet should be filed in an amended Current Report on Form 8-K/A to be filed on December 21, 2021. This Amendment No. 2 is being filed to remove references to the Post IPO Balance Sheet from the First Amended Filing.

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error  reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVANHOE CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal controls around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of January 11, 2021, as previously revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

We identified a material weakness in our internal control over financial reporting relating to our classification of a portion of the Class A Common Stock in permanent equity rather than temporary equity, as further described in this Quarterly Report on Form 10-Q. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the shares of Class A Common Stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of January 11, 2021, included in the Company’s Form 8-K, filed with the SEC on January 15, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A Common Stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.

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

Dated: December 21, 2021		IVANHOE CAPITAL ACQUISITION CORP.
	By:	/s/ Robert Friedland
	Name:	Robert Friedland
	Title:	Chief Executive Officer