Form 10-K
period 2021-12-31
SES AI Corp
filed 2022-03-31
CIK 1819142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number
001-39845

SES AI Corporation
(Exact name of registrant as specified in its Charter)

Delaware	95-1567584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Cabot Road Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (339)
298-8750
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SES	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50	SES WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
stock held by
non-affiliates
of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $280.6 million, calculated by using the closing price of the registrant’s Class A common stock on such date on the New York Stock Exchange of $10.17.
As of March
2
8, 2022, there were 303,989,794 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” “SES,” and the “Company” refer to SES AI Corporation, a Delaware corporation (f/k/a Ivanhoe Capital Acquisition Corp., a Cayman Islands exempted company (“Ivanhoe”)) and its consolidated subsidiaries, after giving effect to the Business Combination (as defined below).
We were originally formed as a Cayman Islands exempted company in July of 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On January 11, 2021, we consummated our initial public offering (the “IPO”), following which our securities began trading on the New York Stock Exchange (the “NYSE”).
On February 3, 2022 (the “Closing Date”), Ivanhoe consummated its previously announced business combination (the “Business Combination”) with SES Holdings Pte. Ltd., a Singapore private company limited by shares (“Old SES”), pursuant to the terms of that certain Business Combination Agreement (as amended, the “Business Combination Agreement”) by and among Ivanhoe, Old SES, and Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares, and a direct, wholly-owned subsidiary of Ivanhoe (“Amalgamation Sub”).
Pursuant to the terms of the Business Combination Agreement and in connection with the closing of the Business Combination (the “Closing”), (i) Ivanhoe migrated out of the Cayman Islands and domesticated as a Delaware corporation (the “Domestication”) by way of continuation and deregistration under Part XII of the Cayman Islands Companies Act and domestication under Section 388 of the Delaware General Corporation Law (“DGCL”), (ii) Ivanhoe changed its name to “SES AI Corporation” (“SES,” or the “Company”), and (iii) Amalgamation Sub merged with and into Old SES, with Old SES as the surviving company (the “Amalgamation”) (the time that the Amalgamation became effective is referred to as the “Effective Time”). As a result of the Amalgamation, Old SES became our wholly-owned subsidiary.
This Annual Report on Form
10-K
principally describes the business and operations of the Company following the Business Combination, other than the financial statements and related Management Discussion and Analysis which describe the business, financial condition, results of operations, liquidity and capital resources of Ivanhoe prior to the Business Combination. Substantially concurrently with the filing of this Annual Report on Form
10-K,
we will be filing Amendment No. 1 to our Current Report on Form
8-K,
initially filed on February 8, 2022, which will include the audited consolidated financial statements of the Company for the year ended December 31, 2021 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form
8-K
for more information.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS SUMMARY
This Annual Report on Form
10-K
(this “Annual Report”) contains forward-looking statements. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “seek”, “should”, “strive”, “target”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

•	changes in domestic and foreign business, market, financial, political and legal conditions, including but not limited to the ongoing conflict between Russia and Ukraine;

•	risks relating to the uncertainty of the projected financial information with respect to the Company;

•	risks related to the development and commercialization of the Company’s battery technology and the timing and achievement of expected business milestones;

•	the effects of competition on the Company’s business;

•	the ability of the Company to issue equity or equity-linked securities or obtain debt financing in the future;

•	the ability of the Company to integrate its products into electric vehicles (“EVs”);

•	the risk that delays in the pre-manufacturing development of the Company’s battery cells could adversely affect the Company’s business and prospects;

•	potential supply chain difficulties;

•	risks resulting from the Company’s joint development agreements (“JDAs”) and other strategic alliances, if such alliances are unsuccessful;

•	the quickly evolving battery market;

•	the Company’s ability to accurately estimate future supply and demand for its batteries;

•	the Company’s ability to develop new products on an ongoing basis in a timely manner;

•	product liability and other potential litigation, regulation and legal compliance;

•	the Company’s ability to effectively manage its growth;

•	the Company’s ability to attract, train and retain highly skilled employees and key personnel;

•	the willingness of vehicle operators and consumers to adopt EVs;

•	developments in alternative technology or other fossil fuel alternatives;

•	the Company’s ability to meet certain motor vehicle standards;

•	a potential shortage of metals required for manufacturing batteries;

•	risks related to the Company’s intellectual property;

•	risks related to the Company’s business operations outside the United States, including in China;
•
the Company has identified a material weakness in its internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls;

•	compliance with certain health and safety laws;

•	changes in U.S. and foreign tax laws; and

•	the other risks described in “Item 1A. Risk Factors” in this Annual Report.
These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.
TRADEMARKS
This Annual Report contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this proxy statement/prospectus may appear without the ® or
™
symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. The use or display of other companies’ trade names, trademarks or service marks is not intended to imply a relationship with, or endorsement or sponsorship of SES by any other companies.
MARKET AND INDUSTRY DATA
This Annual Report includes market and industry data that SES has derived from publicly available information, various industry publications, other published industry sources and internal data and estimates. Industry publications and other published industry sources generally indicate that the information contained therein was obtained from sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which SES operates and SES plans to operate and SES’s respective management’s understanding of industry conditions. Any estimates underlying such market-derived information and other factors could cause actual results to differ materially from those expressed in the independent parties’ estimates and in our estimates.
Sources of certain key industry and market data contained in this Annual Report are listed below:

•	Alliance Bernstein, Electric Revolution 2020: Driving the Infinite Loop , March 2020.

•	Alliance Bernstein, EV Tracker – Full Year 2020: EV sales hit 3 million (+40% YoY) despite pandemic, as December hits all-time high (+120% YoY) , February 2021.

•	BlackRock, Insights: Here to Stay , February 2021.

•	International Energy Agency, Global EV Outlook 2021: Trends and developments in electric vehicle markets , 2021.

•	U.S. Department of Energy, Alternative Fuels Data Center: Batteries for Hybrid and Plug-In Electric Vehicles .

PART I

Item 1.	Business.
Overview
SES is a global leader in the development and production of high-performance, Lithium-Metal
(“Li-Metal”)
rechargeable batteries for electric vehicles and other applications.
Since our founding in 2012, we have been committed to developing the world’s most advanced EV batteries. Our
Li-Metal
batteries have been designed to combine the high energy density of
Li-Metal
with cost-effective, large-scale manufacturability of conventional
Lithium-ion
(“Li-ion”)
rechargeable batteries. The results of tests undertaken by third party testing facilities, under instructions provided by Ivanhoe Capital Acquisition Corp. and SES, demonstrate industry-leading
Li-Metal
energy density, performance and safety.
We believe that our
Li-Metal
batteries demonstrate industry-leading density and performance and will:

•	deliver a step-change in energy density to deliver a lightweight and compact battery, and substantially eliminate range anxiety of EVs;

•	provide fast-charge capability to reduce charging times significantly, to a charge of 80% in less than 15 minutes;

•	incorporate advanced artificial intelligence (“AI”) powered safety management software, which will accurately monitor state of health of the battery and apply appropriate self-healing protocols;

•	use similar manufacturing processes as required for Li-ion, but is expected to be substantially less costly than conventional Li-ion at scale due to Li-Metal’s high energy density;

•	achieve rapid market adoption due to our strategic partnerships, including with leading global OEMs, such as GM, Hyundai and Honda;

•
capitalize on the innovation occurring in
Li-ion,
including improvements in energy density, manufacturing efficiency and cost reduction, as
Li-Metal
shares similar cathode and manufacturing process with
Li-ion.

We have developed what we believe to be the world’s most advanced
Li-Metal
battery technology, and we have the management team in place to become a leading provider of batteries. Our third-party tested, differentiated battery technology is designed for manufacturing at scale, and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. SES is supported by strategic and financial investors, including energy and chemicals conglomerate SK Inc. (“SK”), mining and manufacturing company Tianqi Lithium HK Co. Ltd. (“Tianqi”), semiconductor equipment manufacturer Applied Materials, Inc., investment firms Vertex Ventures Holdings (“Vertex”) and Temasek Holdings Limited (“Temasek”), affiliates of automotive suppliers LG Corporation (“LG”) and Foxconn Technology Group, and global original equipment manufacturers (“OEMs”) General Motors Company (“GM”), Hyundai Motor Company (“Hyundai”), Honda Motor Co. Ltd. (“Honda”), Geely Auto Group and SAIC Motors. Among that group, each of GM, Hyundai and Honda are parties to existing JDAs with SES. Our headquarters are located in Boston, and most of our executive management is located in the United States. Our operating facilities are located in Boston and Shanghai, and we may build additional facilities in these or other locations.
Industry and Market
The Energy Transition
Worldwide electrification is now a clear focus area, with many governments, businesses and investors around the world making commitments to change. The global energy transition will present an expansive commercial opportunity for rechargeable batteries, particularly in the automotive sector. The global number of passenger EVs sold is expected to grow from approximately $2.7 million in 2020 to approximately 90 million EVs in 2040, with the EV battery market expanding from approximately $19 billion to approximately $350 billion in the same period. New battery technology that drives costs down and increases energy density, like ours, will be the key to unlocking this opportunity.
Global Commitment to Electrification
As an impetus to global electrification efforts, several governments and leading global OEMs alike have announced robust electrification goals, precipitating imminent change. Below is a list of targets set forth, or investments already made, by countries and automobile manufacturers in their efforts to move toward vehicle electrification.

Governments
North America

•	Canada: All new light-duty cars and passenger trucks sold to be zero-emission by 2035.

•	United States: $174 billion proposed to boost the EV market and halve greenhouse gas emissions by 2030.
Europe and Middle East

•	Denmark: Denmark has urged the European Union to ban the sale of all petrol and diesel cars by 2040.

•	Finland: 30% market share for EVs by 2030, including personal vehicles, trucks and buses.

•	France: Ban on gasoline and diesel vehicle sales by 2040.

•	Germany: 10 million EVs and one million electric car charge points by 2030.

•	Iceland: Reduce carbon emissions by 40% by 2030 and become carbon-neutral by 2040.

•	Ireland: Ban on sales of new petrol and diesel cars by 2030 and become carbon neutral by 2050.

•	Israel: Eliminate imports of gas and diesel vehicles and coal-fired electricity generation by 2030.

•	Netherlands: All new petrol and diesel cars to be emission free by 2030.

•	Norway: EVs to account for 100% of all car sales by 2025 (already accounting for 58% of all car sales in March 2019).

•	United Kingdom: Ban on selling new petrol, diesel or hybrid cars by 2035.
Asia Pacific

•	Australia: A$1.9 billion investment package already approved, including A$1.6 billion for renewable energy.

•	China: 20% of new cars sold by 2025 to be electrified.

•	India: Various regulatory programs to increase EV sales to 30% of total new cars by 2030.

•	Japan: All new passenger cars sold to be electric or hybrid by the mid-2030s.

•	Singapore: Phase out petrol and diesel vehicles by 2040.

•	South Korea: 33% of new vehicle sold to be electric or hydrogen-fueled by 2030.
Leading Global OEMs

•	GM: Launch more than 30 new EV models by 2025 and sell only zero-emission light-duty vehicles by 2035.

•	Hyundai: Fully electrify lineup in major global markets by 2040.

•	Toyota: 70% of vehicle sales to be from EVs in 2030.

•	Ford: Invest $29 billion in EVs and autonomous vehicles by 2025 and become carbon neutral by 2050.
Investors
Beyond government and corporate action, many investors around the world have increasingly focused on the energy transition as an investment opportunity and have poured record amounts into funds aimed at helping the environment. For example, from January through November 2020, investors in mutual funds and ETFs invested $288 billion globally in sustainable assets, a 96% increase over the whole of 2019, and certain investors have called on companies to disclose a plan for how their business model will be compatible with a net-zero
economy. Moreover, EVs have become increasingly popular among consumers, who increased their spending on EVs to $120 billion in 2020, a 50% increase from 2019, according to the International Energy Agency’s “Global EV Outlook 2021.”

Total Addressable Market
Thanks to these public and private sector efforts, the global market for EV batteries is anticipated to experience substantial growth characterized by increasing battery pack sizes and decreasing costs. This will be driven by growing EV adoption, as the global number of passenger EVs sold is expected to rise from approximately 2.7 million in 2020 to approximately 90 million in 2040. During this same period, the average battery pack size is projected to increase from 45 kWh / EV to 56 kWh / EV, while the cost of each EV battery pack is anticipated to fall from $150 / kWh to $70 / kWh. The resulting rise in demand for EV batteries is predicted to increase the total addressable market from its 2020 size of approximately $19 billion to an expected approximate $350 billion in 2040. We believe that our superior technology will allow us to play a leading role in this process, while creating value for both our stockholders and society at large.
Our Story
Our company was founded in 2012 by Dr. Qichao Hu through his work in the laboratory of Dr. Donald Sadoway, an accomplished professor of materials chemistry at the Massachusetts Institute of Technology (“MIT”). The following year, SES was newly formed based on the work begun at MIT. SES raised a Series A funding round, while Dr. Hu was named among the 2013 Forbes 30 Under 30 for his work on polymer ionic liquid rechargeable
Li-Metal
batteries. In 2013, we
co-located
with A123 Venture Technologies, a technology incubator, to leverage its facility to incubate SES’s early-stage technology development. SES raised Series B funding in 2015, attracting strategic investors including GM, SAIC Motors and Applied Materials. SES’s first prototyping battery facility opened in Boston in 2016, while further Series C and C+ funding rounds engaged Temasek and Tianqi in 2017 and SK in 2018, respectively. We capitalized on this momentum, inaugurating our second battery prototyping facility in Shanghai in 2019.
Our company has made strategic advances across several fronts in 2021. SES entered into JDAs with three leading global OEMs—GM, Hyundai and Honda—while simultaneously raising Series D and D+ funding. We also announced our business combination with Ivanhoe Capital Acquisition Corp. With nine years of research and development, we have ambitious plans for the future. With the start of manufacturing by our 1 GWh pilot facility (our “Pilot Facility”) and 30 GWh Expansion I Facility approaching, we believe that SES is on the way to becoming a global leader in
Li-Metal
battery production through our combination of world-class technology and manufacturability at scale.
In 2022, we completed our Business Combination with Old SES, upon which we changed our name to “SES AI Corporation.” In connection with the closing of the Business Combination, our shares and warrants started trading on the NYSE under the symbols “SES” and “SES WS,” respectively. Our website can be found at https://ses.ai/. The references to the SEC’s and our website are inactive textual references only, and information contained therein or connected thereto is not incorporated into this Annual Report.
Our Technology
We believe that SES
Li-Metal
is the next generation battery technology for EVs. Our unique approach to
Li-Metal
is designed to deliver high energy density batteries and high manufacturability at the same time. The unique and differentiated design of our
Li-Metal
battery, enabled by advanced, proprietary and patented materials and software breakthrough, gives us the confidence that SES will be able to deliver batteries to its customers at scale while matching or exceeding their expectations on performance, safety and cost.

Conventional
Li-ion
technology is currently being used in most commercially available EVs.
Li-ion
typically uses a metal oxide-based or phosphate-based cathode, and graphite or graphite/silicon-based anodes. The anode and cathode are separated by a polymer-based separator. Finally, the whole cell is filled with a liquid electrolyte that conducts lithium ions from anode to cathode as the vehicle is being driven (or battery is being discharged), and from cathode to anode as the vehicle (or the battery) is being charged. Conventional
Li-ion
cells have been instrumental in kick starting the current EV market, and are being manufactured at scale at capacities of hundreds of GWh today. However, the automotive industry and its customers are yearning for a battery with higher energy density to improve the electric driving range (the distance that a vehicle can be driven on a single charge) while reducing battery cost to enable mass-adoption.
Li-Metal
is widely considered and accepted as the EV battery technology capable of achieving the highest energy density. In fact, switching the current
Li-ion
graphite/silicon anode with
Li-Metal
will currently result in the highest possible energy density for any given cathode in lithium chemistry. Lithium metal is the lightest unengineered pure metal on earth. Also, since the lithium ions do not have to diffuse in and out of the anode host material (like in the case of graphite or silicon in conventional
Li-ion),
the battery cells made with lithium metal anode can be very compact and light. This combination of lightweight and compact anode results in the highest possible gravimetric (Watt-hour (“Wh”)/kg) and volumetric (Wh/liter) energy density, respectively, for any given cathode in lithium chemistry.

One approach to
Li-Metal,
known as “solid-state
Li-Metal,”
primarily relies on solid-state materials. The solid-state material refers to the phase (solid) within which lithium ions transport from anode to cathode (during discharge) or cathode to anode (during charge). Conventional
Li-ion
technology uses liquid electrolytes (not solid electrolytes), and such lithium ion transport is in the liquid phase. Approaches that use solid electrolytes generally suffer from either not having sufficient conductivity at room and lower than room temperatures, poor interface between electrolyte and electrode, inability to suppress lithium dendrites when the solid electrolyte film is thin, and lack of demonstrated manufacturability of thin, large format films and multi-layer cells at scale.

In stark contrast, SES’s approach to
Li-Metal
preserves the high energy density benefits of
Li-Metal
while utilizing a cell design that primarily uses a liquid electrolyte in the cathode and separator to transport the lithium ions. There is also a protective anode coating between the anode and the separator, which consists of solid-state electrolyte materials. Hence, we call our approach
“Li-Metal,”
as it utilizes both liquid and solid electrolyte in the cell simultaneously. This approach results not only in improved energy density due to using lithium metal anode, but also superior performance at room and lower than room temperatures, and enables manufacturing at scale just like
Li-ion
is manufactured at scale today. In fact, we have been successfully making multi-Ah,
multi-layer cells using our
Li-Metal
approach for many years. In addition to materials, SES’s
AI-powered
safety software adds an additional layer of battery health monitoring and safety protection.
The key breakthrough in SES
Li-Metal
cells is its unique and patented liquid electrolyte. This electrolyte is developed internally at SES with many years of scientific research and development. We use a high-concentration, solvent-in-salt
electrolyte. SES’s proprietary liquid electrolyte molecules and formula turns convention on its head. While liquid electrolyte used in conventional
Li-ion
cells is volatile and flammable, SES liquid electrolyte has low volatility and is self-extinguishing. Conventional liquid electrolytes are primarily made up of organic solvent with low concentration of salt to aid lithium ion conduction. SES’s liquid electrolyte primarily consists of salt with a very minute amount of proprietary solvent molecule. This new type of high-concentration solvent-in-salt
liquid electrolyte is fundamentally different from conventional liquid electrolyte. It maintains the manufacturability advantage of liquid electrolyte in conventional
Li-ion
manufacturing, but can enable
Li-Metal
due to its stability on lithium metal.
SES’s proprietary and patented electrolyte helps resolve the issue that has plagued
Li-Metal
adoption and progress for decades. With repeated charge and discharge cycles, lithium metal anodes are known to develop needle-like mossy structures known as “dendrites,” which can penetrate the separator and short-circuit the battery cell. Our electrolyte not only significantly slows down the growth of dendrites, but it also changes its morphology from “mossy lithium,” or sharp dendrites, to “dense deposition,” or a smooth lithium metal surface. This significantly increases cell cycle life and safety.

In addition to the electrolyte, our
Li-Metal
battery cells use a proprietary anode coating that helps provide another layer of protection against dendrites and makes lithium plating denser during charging, as well as an advanced
AI-powered
algorithm to accurately monitor the
state-of-health
of the battery cells and detect any impending dendrite-related (or other) safety issues much earlier.

The rest of the cell is assembled using our proprietary ultra-thin wide-width lithium metal anode, a conventional state-of-the-art
separator and a cathode. With the exception of the lithium metal anode, all materials and components utilized in our battery cells are either already being manufactured at scale or have the capability to be easily manufactured at scale without the need for intensive research and development, or development of new equipment.
To our knowledge, SES
Li-Metal
battery cells are the only
Li-Metal
cells demonstrated to meet or exceed the preliminary OEM target requirements for energy density, low temperature discharge, room temperature fast charge and discharge, cycle life and safety.
This unique combination of high-energy density
Li-Metal
in a hybrid design enables a battery that is expected to be:

•	light and compact , with high energy density of at least 400 Wh/kg and 1000 Wh/liter;

•	durable and safe , with the ability to meet stringent cycle life, overall lifetime and safety targets for next generation EVs;

•	capable of fast charge , charging up to 80% in less than 15 minutes;

•	capable of high power discharge , at room and low temperatures;

•	low-cost , taking advantage of existing Li-ion manufacturing scale and best-practices to enable cost-reduction;

•
capitalizing on the innovation occurring in
Li-ion
, in terms of incremental improvement in energy density, supply chain development, cost reduction and manufacturing efficiency, since the cathode and cell manufacturing process are the same as in
Li-ion;
and

•	smarter , with AI-powered health monitoring software that can predict safety incidents in real time and make appropriate safety recommendations.
Our Competitive Strengths
Differentiated battery technology
.
As described above, our
Li-Metal
batteries are expected to be lighter, more energy dense, safer, faster-charging, and lower cost solution than
Li-ion
batteries, and to include smart technology. Our
Li-Metal
battery technology has projected energy density of 400 Wh/kg / 1,000 Wh/L (illustrative EV range of approximately 540 miles) in large 100
Amp-hour
(“Ah”) cells, which we believe will help to enable the expansion of an electrified world. Our current 4 Ah multi-layer battery cells have demonstrated energy density of 370 Wh/kg / 700 Wh/L in third-party testing, along with fast charging up to 80% charge in less than 15 minutes, bolstering our confidence in our ability to achieve industry-leading performance. Our batteries are expected to be significantly cheaper in the long-term, while providing fast-charge capabilities, best-in-class
durability and a high degree of safety.

Designed for manufacturing at scale
.
Over the last nine years of research and development, we have strived to develop a technology that is not only differentiated, but also scalable and manufacturable. As of December 31, 2021, we had produced more than 15,000 multi-layer
Li-Metal
battery cells using our
Li-ion-like
production line demonstrating that our batteries are not only playing a leading role in the industry, but are also practical.

Strategic partnerships
.
We believe that our products will experience swift market adoption due to our current strategic partnerships with leading global OEMs GM, Hyundai and Honda. To our knowledge, we are the only company working on
Li-Metal
technology that has entered into
A-Sample
JDAs for
Li-Metal
technology with major OEMs. We plan to collaborate with other OEMs to expedite such adoption and increase market acceptance of our
Li-Metal
battery over time.
High barriers to entry
.
We have spent approximately $100 million of capital over the last nine years to establish high barriers to protect our technological advantage. As of December 31, 2021, we have been granted 56 patents, with 61 patent applications pending, 53 trademark applications pending and 25 trade secrets. For more information, see “- Our Intellectual Property” below.
World-class management team
.
Our
best-in-class
team includes both scientists and engineers with training from the world’s foremost academic institutions and exceptional industry experience. Leading our business operations are our founder and Chief Executive Officer Dr. Qichao Hu (our “Founder”), who earned his PhD in Applied Physics from Harvard University and his BS in Physics from MIT, and our President and Chief Operating Officer Rohit Makharia, who previously spent 19 years with GM, 12 of which he spent focusing on fuel cell and battery EVs. Our research, development, engineering and manufacturing efforts are spearheaded by Chief Technology Officer Yongkyu Son, who has 19 years of experience in cell development including with Apple, SK Innovation (“SKI”) and Samsung SDI, and Chief Science Officer Dr. Hong Gan, who has 25 years of battery research and development experience in both national labs and industry, during which he made key contributions to silicon based
Li-ion
and
Li-sulfur
technologies. For more information, see “Combined Company Management and Governance After the Business Combination.”
Our Growth Strategy
Our mission is to facilitate the widespread adoption of sustainable electric transportation both on land and in air by creating the best-in-class,
high energy density
Li-Metal
batteries centered around long-range performance and safety.
Commercialization roadmap
.
Battery development for OEMs
. The results of tests undertaken by third-party testing facilities under instructions provided by Ivanhoe Capital Acquisition Corp. and SES demonstrate industry-leading
Li-Metal
energy density, performance and safety. We are currently working to develop and produce
A-Sample
batteries with specifications required by OEMs for their EVs, with the goal of enabling commercial production in 2025. For more information on collaborations with these OEMs, see “- Our Partnerships” below.
A-Sample
batteries are prototypes developed for OEMs based on OEMs’ technical specifications, and they would fully meet those technical specifications. These are in contrast with
B-Sample
batteries, which would be functional prototypes allowing full drivability and tested in actual vehicles, and
C-Sample
batteries, which would be fully functional, mature samples for mass production. As we remain focused on
A-Sample
battery development, we do not yet have any arrangements with OEMs to manufacture consumer-ready batteries for their EVs.

Battery manufacturing at scale
. We will also continue to enhance our production processes to enable volume manufacturing in a cost-effective manner. We expect to complete our Pilot Facility by 2023, which we expect to be 100%
SES-owned
and operated. We plan to concurrently develop a 10 GWh joint venture plant that we expect to be operational in 2025 and that will ramp up to 30 GWh by 2027 (our Expansion I Facility), which we expect to be located in the United States. Additionally, we expect to complete a 30 GWh facility in 2026 that will ramp to 70 GWh by 2028 (our Expansion II Facility), which would represent an additional expansion of our existing facilities. In total, we expect to have more than 100 GWh of capacity by 2028.
Partnership development and expansion
. As discussed below under “Our Partnerships,” while we will continue to strengthen our partnerships with GM, Hyundai and Honda in the use of our battery technology, we intend to work closely with other OEMs to make our
Li-Metal
battery widely available over time.
Cost reduction
. Cost reduction remains an important underpinning of EV market growth and our future growth. Currently, we have no long-term supply arrangements, and expect to negotiate long-term supply contracts as volume grows. For more information, see “Our Suppliers” below. However, in addition to arrangements with suppliers, we plan to explore opportunities for partial vertical integration both upstream and downstream. Vertical integration is used by
Li-ion
battery cell makers to reduce their costs, increase their competitiveness and streamline product development and commercialization for OEMs, by acquiring upstream and downstream participants in their supply chains. Upstream, we intend to explore integrating vendors of key materials of our cells and providers of key equipment and engineering capabilities, such as cell assembly, anode processing, chemical processing and safety testing. Downstream, we plan to explore integrating providers of key engineering capabilities, such as battery state-of-health
monitoring software, charging optimization software, battery module development and recycling.
Continued battery innovation
. We intend to continue leveraging our world-class science, engineering and manufacturing expertise to innovate future products that will continue to provide leading technology coupled with manufacturability. We continue to invest in research and development in areas such as cell chemistry and structure, battery materials, AI software and advanced manufacturing, to build on our intellectual property portfolio.
Our Partnerships
We intend to work closely with OEMs and other strategic partners to develop and produce our
Li-Metal
battery cells, with the aim of making them widely available in EVs over time.
Existing JDAs
We have maintained a strong partnership with GM since 2015, when GM led our Series B financing, and since then, GM has invested approximately $70 million in our company, including a $50 million investment in our Series D funding round and a $10 million investment in the private placement transaction in connection with the Business Combination (the “PIPE Financing”), via GM’s affiliates and subsidiaries. GM is one of the world’s largest car companies, and has voiced its desire to be a leader in EVs. GM has announced plans to launch more than 30 new EV models by 2025 and only sell zero-emission
vehicles by 2035. Our collaboration initially involved close technical and research and development collaboration on SES’s battery technology. In February 2021, we entered into a JDA with GM, valued at over $50 million, under which we will work with GM to jointly develop an
A-Sample
battery cell. For more information on the GM entities party to the transaction, see “Certain Relationships and Related Transactions—SES Related Person Transactions—GM Joint Development Agreement.”
We have also fostered a partnership with Hyundai, another global automobile leader. In December 2020, we entered into a pre-A-Sample
JDA with Hyundai. In May 2021, Hyundai made an investment of $50 million in our Series D plus funding round and signed an
A-Sample
JDA, under which we and Hyundai are collaborating to jointly develop an
A-Sample
battery cell. Hyundai also purchased $50 million of our Class A common stock in the PIPE Financing.
In December 2021, Honda became the third global automobile leader to enter into an
A-Sample
JDA with us. Honda purchased $75 million of our Class A common stock in the PIPE Financing as the single largest PIPE Financing investor.
The JDAs with GM, Hyundai and Honda do not represent commitments by these OEMs to purchase our
Li-Metal
battery cells, and are focused only on development. Although the JDAs set timeframes for the attainment of certain development milestones, these timeframes are objectives only and may be subject to ongoing elaboration and change by the parties. The JDAs also do not prohibit GM, Hyundai, Honda or SES from entering into additional agreements with other third parties. To our knowledge, neither GM, Hyundai nor Honda has entered into additional agreements with other third parties for the development of
A-Sample
Li-Metal
batteries.

Other Investments and Partnerships
In addition to the above investments from GM, Hyundai and Honda, we have received total investments from OEMs Geely and SAIC Motors of approximately $30 million and total investments from other strategic and financial investors, including SK, LG, Foxconn, Tianqi, Applied Materials, Temasek and Vertex, of approximately $165 million (in each case, inclusive of PIPE Financing).
As discussed above under “Our Growth Strategy—Commercialization roadmap - Battery manufacturing at scale,” we expect to form strategic joint ventures with one or more battery makers or OEMs to support the build-out
of our Expansion I Facility. We plan for our Expansion I Facility to be a joint venture with an OEM strategic partner and that we will supply our own coated anode and electrolyte to the facility, and for our Expansion II Facility to be 100%
SES-owned
and operated. We expect to use the proceeds from the Business Combination for our Expansion I Facility. We anticipate a combination of debt and equity financing to fund the remaining facilities. Like our current partners and stockholders, we believe that any and all future partners will provide us with important support and resources in developing and scaling our
Li-Metal
battery technology.
Our Research and Development
We conduct research and development at our facilities in Boston and Shanghai, and expect to eventually build additional facilities in other parts of the world. Research and development activities concentrate on making further improvements to our battery technology, including improvements to battery performance and cost.
Our research and development efforts currently include, but are not limited to, programs in the following areas.

•
Scale-up
: Our design is further being customized with and validated by OEMs. Based on our collaborations with OEMs, we believe that a roughly 100 Ah cell-size
manufactured at GWh scale (five to seven
cells-per-minute)
is needed to achieve commercialization in EVs at a large, global scale. We are developing processes and equipment to scale up the manufacturing of current cell design from three to nine Ah capacity to approximately 100 Ah.

•
Module and pack design
:
Li-Metal
cells must be integrated into modules and packs as part of their integration into vehicles. Our active development efforts are focused on the integration of our
Li-Metal
cells into modules to enable our
Li-Metal
cells perform as intended once they are integrated into modules and vehicles.

•
Advanced AI software and battery management systems (“BMS”)
: Software is critical to the ongoing monitoring of battery health and safety. We continue to develop advanced AI algorithms to diagnose battery cell-related health issues, develop advanced control algorithms and charging methods to enhance cycle life and safety, and port such software on to a BMS that can integrated into a battery pack.

•
Advanced materials and coatings
: We continue to research and develop advanced electrolyte and anodes to further improve cycle life and safety. In addition, we continue to develop novel methods of laminating or depositing lithium metal anode that can be deployed at commercial GWh scale.

•
Cathode materials and design
: We continue to develop our
Li-Metal
cells for a variety of different cathode materials, cathode design and cathode processing methods that can provide ultra-high energy density and/or significant cost-reduction.

•
Lithium metal recycling
: Along with other battery components that are already being recycled today,
Li-Metal
foil will also need to be recycled in the future. We continue to explore methods of recycling that are productive and cost-effective.

Our Intellectual Property
We rely on a combination of the intellectual property protections afforded by patent, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. As of December 31, 2021, we have been granted 56 patents, with 61 patent applications pending, and have 44 registered or allowed trademarks, with 53 trademark applications pending. We also rely substantially on unpatented proprietary technology, including know-how
or trade secrets, with 25 trade secrets as of December 31, 2021.
We possess patents, licenses and/or
know-how
covering the following proprietary technologies:

•	Cell design , including physical format, component layout, application tuning, cell formation and support structures.

•	Materials , including salt preparation and purification, design of synthetic solvents, state-of-the art electrolyte formulations, lithium foil production, separator composition and anodes.

•	Battery management , including charge/discharge profiles, rapid charging, safety systems and algorithms, telemetry harvesting and big data analysis.

•	Environmental , including low-impact production of cell materials and recyclability of spent materials.
Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our designs and technology. Our policy is to protect our proprietary and intellectual property position by, in addition to filing patent applications in various jurisdictions related to our proprietary technology, relying on trade secrets, know-how
and continuing technological innovation. We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Relating to SES’s Business and Industry—Risks Relating to Intellectual Property.”
Our Suppliers
Currently, we are in product development and our product design has yet to be finalized, so our volume demand is limited and we do not have long-term supply arrangements. As volume demand grows, we expect to negotiate long-term supply contracts. For our current product development needs, we source from third-party suppliers for raw materials, components and equipment necessary to develop and manufacture our
Li-Metal
battery cells. See “—Our Growth Strategy—Commercialization roadmap—Cost reduction” above.
Our Human Capital
We believe that our employees are among the best in the EV battery industry. Currently, we employ approximately 126 employees globally. By headcount, approximately two-thirds
of our employees are located in the United States, approximately one-third
are located in China and a remaining handful of employees are located in each of South Korea and Singapore. All of our executive management is located in the United States, other than our Chief Legal & Corporate Officer, who is located in Singapore. Although we do not currently have definitive plans, as our joint development of
Li-Metal
batteries with certain U.S. and South Korean OEMs continues to progress, we would expect to launch future research facilities and, eventually, commercial production manufacturing facilities, in the United States and South Korea, while also significantly increasing our employee headcount in those locations. Currently, approximately 75% of our employees worldwide are engaged in research and development and related functions, with expertise in all aspects of the development process, including materials science, chemistry, engineering and software. More than half of these employees hold advanced engineering and scientific degrees, including many from the world’s top universities, and have extensive experience from large
Li-ion
companies.
We understand that our industry leadership is ultimately rooted in people. Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, attracting and retaining truly original thinkers and top performing doers, investing in our employees and their well-being, keeping them motivated, offering competitive compensation and benefits, promoting diversity and inclusion, and adopting progressive human capital management practices constitute core elements of our corporate strategy.
We seek team members who are passionate about electric transportation and battery technologies, and have the humility and discipline to be building blocks in our fast-paced and challenging business operations. We value diversity and recognize the importance of fostering a positive, inclusive culture. As such, we have actively taken steps toward eliminating unconscious bias in our hiring and promotion processes while enabling us to add and promote team members who demonstrate behaviors aligned with our values.
While SES has grown in size significantly, at its core it retains its early-stage start-up
culture. It attracts and honors employees that want to make a dent in the universe. In addition to competitive compensation and benefits, we set challenging yet meaningful goals for our employees and help them push their limits, as we believe the best and brightest are fundamentally driven by the desire to solve tough, meaningful problems, be part of an exciting movement and make a real impact in the industry.
The health and safety of our employees is paramount at SES. As part of our continuing goal to reduce workplace incidents, we are committed to a culture of safe work practices and improving safety in all of our locations.
We intend to make significant investments in research and development and the recruitment of top technical and engineering talent to improve our battery technology.

Our Facilities
Our headquarters are located in Boston, and most of our executive management is located in the United States. Our operating facilities are located in Boston and Shanghai. Both properties are leased, with the Boston lease and the Shanghai lease each expiring in 2026. Our Boston facility focuses on chemistry, materials and algorithm research and development, as well as engaging with OEMs worldwide, including GM, Hyundai and Honda. Our Shanghai facility focuses on supply chain development, manufacturing process development, cell product development, software, BMS and module development. We are building our 1 GWh Pilot Facility in China for the development of pre-commercial-production
battery cells, which we expect to be completed in 2023. We have also set up an office in Seoul focused on supply chain, customer relations and our collaboration with partners in the region. As our joint development of
Li-Metal
batteries with certain U.S. and South Korean OEMs continues to progress, we also expect to launch future research facilities and, eventually, commercial production manufacturing facilities, in the United States and South Korea, while also significantly increasing our headcount in those locations. Specifically, we expect to enter into a joint venture with one or both of our OEM partners to build our Expansion I Facility in the United States. We expect to build the first 10 GWh portion of our Expansion I Facility in the United States in 2023 and 2024, with plans for such facility to be operational by 2025. SES expects that this Expansion I Facility will be located in the United States, as the Expansion I Facility would target the U.S. automotive market (the largest EV market for its OEM partners).
In addition to our 1 GWh Pilot Facility (which we are building in Shanghai) and our planned 30 GWh and 70 GWh facilities, we are planning to build a pre-production
facility in South Korea. We continue to assess our ongoing facilities needs and may build new facilities or lease additional facilities in our current or other locations according to our manufacturing needs and the needs of any OEMs with whom we enter into collaborations.
Competition
The battery market, like the EV market it services, is fast-growing, extremely competitive and driven by the innovation of both large incumbents and emerging entrants like SES. Contemporary Amperex Technology Co. (“CATL”), SKI, LG Energy Solutions, Panasonic and Samsung SDI are among the existing suppliers of batteries to the EV industry. Although their offerings tend to be conventional
Li-ion,
they could develop
Li-Metal
batteries that would directly compete with our offerings. Additionally, the efforts of OEMs, including Tesla, Nio, Rivian and Toyota, to develop their own EV battery production capabilities could reduce demand for SES’s technology if they are successful. Newer entrants, including Northvolt, Sila Nanotechnologies, Solid Power, QuantumScape, Ganfeng Lithium and WeLion, are supplying next-generation batteries that could compete with ours, and others could feasibly emerge.
We acknowledge that incumbents and emerging entrants may have greater resources to invest in advancing their technologies, access to more potential customers, or strategic relationships with OEMs (or other third parties) that may give them a competitive edge. We further acknowledge that these disparities, where they exist, have the potential to harm our business, results of operations or financial condition. However, SES combines the technology innovation of emerging entrants with the practical execution capability of incumbents, and we believe that SES, with its determination and focus, will be able to be successful in the competitive
Li-Metal
space.
Government Regulation and Compliance
There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in vehicles, factory safety and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our batteries into the market. For more information, see “Risk Factors—Risks Relating to SES’s Business and Industry—Risks Relating to Regulation and Legal Compliance” discussing regulations and regulatory risks related to export controls (including our export controls compliance program), environmental, health and safety, anti-corruption, anti-bribery, data collection, trade and tax law compliance.

Item 1A.	Risk Factors.
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Risks Relating to SES’s Business and Industry
Risks Relating to our Business Plan
We have a history of no revenues and of net losses, and expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projections are based on internal assumptions that may prove incorrect, and we may never achieve or maintain profitability.
We incurred net losses of approximately $13.9 million for the year ended December 31, 2020 and $31.3 million for the year ended December 31, 2021, and had an accumulated deficit of approximately $63.0 million from our inception through December 31, 2020 and $94.3 million from our inception through December 31, 2021. As discussed in “
Business
 - Our Technology
,” to date, we have only validated capabilities of
our Li-Metal
battery cell technology and have not
produced Li-Metal batteries
for sale. As a result, we have yet to generate any revenue from our business operations, and since inception, we have not achieved profitable operations or positive cash flows from our operations.
Our plan is to effect the production at scale and commercialization of our battery technology in three phases, each involving manufacturing capacity with higher output (under current plans, more than 100 GWh), over multiple years (under current plans, through 2028). Under this growth plan, we believe that we will continue to incur operating and net losses each quarter until at least 2026, the year following the one in which we expect to begin generating revenue as part of our Expansion I Facility becomes operational at 10 GWh of capability. For more information, see “
Business—Our Growth Strategy
.” This plan and the related revenue and other financial projections reflect current estimates of future performance, based on certain financial and operational assumptions. Given our limited operating history, there can be no assurance that the actual results will be in line with our expectations. As discussed in other risk factors in this section, factors that could impact the timing and levels of our profitability include, but are not limited to: the level of demand for our products; the performance of our products; the projected supply materials for our products; a reduction in the cost of Li-ion; average
selling prices of EVs and our products; projected production capacities of our facilities; our collaboration with OEMs; the projected gross margin achievable upon sale of our products; and the extent to which growth of EV markets and continued shift in consumer preference will conform with projections.
Additionally, we expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our batteries, including any significant unplanned or accelerated expenses and new strategic investments expand our research and development activities; invest in manufacturing capabilities; build up inventories of components for our batteries; invest in supply chain; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses, thus affecting the value of your investment.
We will need substantial additional capital in the future to fund our business, and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
The development, design, manufacture and sale of batteries is a capital-intensive business. We expect to require financing to sustain substantial operating expenses, without generating sufficient revenues, to cover expenditures for a number of years. We plan to finance our operations with a combination of proceeds from the Business Combination, capital from investors, and if required, loans from financial institutions, as well as anticipated future revenue from product sales. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months, and also sufficient to fund our operations and our construction of our Pilot Facility and the majority of our Expansion I Facility. However, additional funding may be required for a variety of reasons.
Over time, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, the issuance of equity, equity-related or debt securities or receipt of credit from financial institutions. These funds are expected to finance our principal sources of liquidity, ongoing costs such as research and development relating to our batteries and the construction of manufacturing facilities, including the creation of the remainder of our Expansion I Facility and all of our Expansion II Facility. For more information, see “
Business—Our Growth Strategy.
” We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. We may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects. Furthermore, the cost of debt could be higher than anticipated, which could negatively affect our earnings.

Our Li-Metal
technology is untested in actual EVs, and may ultimately prove unworkable.
To our knowledge,
our Li-Metal
battery cells are the
only Li-Metal
cells with published performance and safety test results from tests conducted by third-party testing facilities. The results of these tests show that our multi-layer cells meet or exceed the preliminary OEM target requirements for energy density, low temperature discharge, room temperature fast charge and discharge, cycle life and safety.
Additionally, Li-Metal
is widely considered and accepted as the EV battery technology capable of achieving the highest energy density. However, we have not produced Li-Metal
batteries for use by an actual EV, and no one has successfully demonstrated use of high energy density Li-Metal batteries
in EVs.
Our Li-Metal battery
cell technology may prove unworkable when used in actual EVs, which would substantially undercut our business, operating results, financial condition and prospects, and could effectively eliminate the value of your investment.
If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.
Once commercial production of
our Li-Metal battery
technology commences, our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls, and design changes. Our battery cells are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. For more information, see “
Business—Our Technology.
” Due to our limited operating history, we have a restricted frame of reference from which to evaluate the long-term performance of our Li-Metal batteries.
There can be no assurance that we will be able to detect and fix any defects in our batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, we could lose design wins and customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, financial condition, operating results and prospects.
We are unable to predict user behavior when driving EVs
with Li-Metal technology.
While
conventional Li-ion battery
technology has been tested in many applications for several
decades, Li-Metal is
completely new. Even if we work with OEMs to thoroughly
test Li-Metal cells
using pre-determined conditions,
there is no guarantee that users in the field will not drive outside of recommended driving conditions and unintentionally abuse the batteries. In such events, performance and safety may be compromised, thus having a materially negative impact on our business, financial condition, operating results and prospects.
Delays in
the pre-manufacturing development
of our battery cells could adversely affect our business and prospects.
We have entered into JDAs with GM, Hyundai and Honda to jointly develop A-Sample Li-Metal batteries,
with the expectation that such development will culminate in the widespread use of our technology in future EVs with these major OEMs, and eventually with other large OEMs. For more information, see “
Business—Our Partnerships
.” However, as we are still in the developmental stages with each of GM, Hyundai and Honda, we do not currently have existing arrangements to produce our Li-Metal cells
for their vehicles, and production-ready models of our batteries will not be available until sufficiently tested and approved for inclusion in future OEMs’ EVs. Each time we produce a battery with a higher output, the product must undergo extensive pre-manufacturing development
and testing. Anything that delays the consistent development and testing of pre-manufacturing battery
cells samples at increasingly higher outputs, such as technology or engineering issues, could alter our prospects and adversely affect our business.
We may not be able to engage target OEM customers successfully and to convert such contacts into meaningful orders in the future.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify OEM target customers and convert such contacts into meaningful orders or expand on current customer relationships. In some cases, our battery cells may be delivered to certain customers on a sampling basis, where they have the ability to evaluate whether our products meet their performance requirements before committing to joint development and meaningful orders. Our ongoing success depends on whether our target customers are willing to begin and continue using our battery technology, as well as whether their product lines continue to incorporate our products. Thus, our efforts to expand our manufacturing and sales to GM, Hyundai and Honda (with whom we have JDAs) or to other OEMs may not be successful, and may never result in products that achieve market acceptance, create additional revenue or become profitable, thus harming our financial results and prospects.

Our research and development efforts strive to create products that are on the cutting edge of technology and meeting the evolving requirements of our customers, but competition in our industry is high. To secure acceptance of our products, we must also constantly develop and introduce cost-effective, increasingly more scalable Li-Metal batteries
with enhanced functionality and performance to meet evolving industry standards. If we are unable to retain target customers, or convert early trial deployments into meaningful orders, our business, financial condition, operating results and prospects could be materially adversely affected. In addition, we may not receive adequate assistance from OEMs to commercialize our products successfully, which could impair our results of operations.
If we are unable to integrate our products into EVs manufactured by OEM customers, our results of operations could be impaired.
Our batteries will be composed of modules assembled from battery cells, which we produce and intend to manufacture at scale. OEMs often require unique configurations or custom designs for batteries for their EVs. Once we enter into contracts with OEMs to produce batteries for their EVs, we expect to tailor the design of our batteries specifically to the EVs that these OEM customers manufacture. This development process requires not only substantial lead time between the commencement of design efforts for customized batteries and the commencement of volume shipments of the battery cells to the customer, but also the cooperation and assistance of the OEMs in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our product by the OEMs. If we are unable to design and develop products that meet the OEMs’ requirements, we may lose opportunities to obtain purchase orders, and our reputation and prospects may be damaged.
We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
Currently, we are in product development and our product design has yet to be finalized, so our volume demand is limited and we do not have long-term supply arrangements. As volume demand grows, we expect to negotiate long-term supply contracts. For our current product development needs, we source from third-party suppliers for raw materials, components and equipment necessary to develop and manufacture our Li-Metal battery
cells. For more information, see “
Business—Our Suppliers
.”
To the extent that, when our volume demand so requires, we are unable to enter into long-term agreements with our current or future suppliers on beneficial terms, or such suppliers experience difficulties ramping up their supply to meet our long-term requirements, we may need to seek alternative sources for necessary raw materials, components or equipment necessary to develop and manufacture our Li-Metal battery
cells, produce the raw materials or additional
components in-house, or
redesign our proposed products to accommodate available substitutes or at reasonable cost. To the extent that our suppliers experience any delays in providing or developing their products, we could also experience delays in delivering on our timelines.
Moreover, the price of purchased raw materials, components and equipment could fluctuate significantly due to circumstances beyond our control. Substantial increases in prices would increase our operating costs and negatively impact our prospects. Any disruption in supply could also temporarily disrupt future research and development activities or production of our batteries until an alternative supplier is able to meet our requirements.
Changes in business conditions, unforeseen circumstances and governmental changes, as well as other factors beyond our control or which we do not presently anticipate, could affect our suppliers’ ability to deliver raw materials, components or equipment to us on a timely basis. For instance, we may be impacted by currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions, such as the ongoing military conflict between Russia and Ukraine, which may limit our ability to obtain key raw materials or components for our Li-Metal
batteries or significantly increase freight charges and other costs and expenses associated with our business. Any of the foregoing could materially and adversely affect our business, financial condition, operating results and prospects.
Our ability to manufacture
our Li-Metal batteries
at scale depends on our ability to build, operate and staff our facilities successfully.
We expect to start building our Pilot Facility in 2022 in Shanghai and to build additional facilities in other countries to meet the expected demand for our products. For more information, see “
Business—Our Growth Strategy
” and “
- Our Facilities
.” Because we expect to rely heavily on complex machinery, well-trained personnel and well-managed supply chain for our operations in these facilities, our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs.

Our manufacturing facilities are expected to consist of large-scale machinery combining many components. Such machinery will require us to make intensive capital expenditures prior to our ability to earn any revenues. The manufacturing facility machinery may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Additionally, unexpected malfunctions of the manufacturing facility equipment may significantly affect the intended operational efficiency, thus materially and adversely affecting our business, financial condition and operating results.
The production of our facilities will also require us to hire and train highly-skilled personnel to operate such facilities, including engineers, workers, and indirect laborers. Recruiting and training such skilled staff will take significant cost and time, and an inability to do so timely or at all will inhibit the successful operation of these facilities, thus negatively affecting our business. In addition, the manufacturing of our Li-Metal batteries
at our Pilot Facility and other facilities will require us to obtain various production licenses and permits, receive the necessary internal approvals from our customers regarding specifications and enter into agreements for the supply of raw materials, components and manufacturing tools and supplies. If we do not complete such steps timely, our manufacturing timeline or output could be significantly delayed or inhibited.
Finally, the production of
our Li-Metal batteries
at scale with our forecasted cost advantage, compared to
conventional Li-ion cells,
will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature batteries and battery material. As we have not produced Li-Metal batteries
at scale, our ability to achieve such rates is untested and subject to significant constraints and uncertainties. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, environmental hazards and remediation, costs associated with commissioning of machines, damages or defects in electronic systems, industrial accidents, fire and seismic activity and natural disasters, and problems with equipment vendors. Should operational risks materialize, they may result in lower yield, which would negatively affect our revenue growth and profitability as projected. Additionally, they could cause personal injury to or death of workers, the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, financial condition, operating results and prospects.
We have pursued and may continue to pursue JDAs and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful.
We have entered into strategic alliances, and may in the future enter into additional strategic alliances. For example, as further discussed in “
Business
-Our
Partnerships
,” we have JDAs with GM, Hyundai and Honda. We expect to form strategic joint ventures with one or more battery makers or OEMs to support the build-out of
our Expansion I Facility.
While offering potential benefits, these current and future strategic alliances with battery manufacturers, OEMs and others could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by
our partners and costs of establishing and maintaining new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of our partners and, to the extent any of them suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with them. For example, if we rely on our partners’ manufacturing facilities, those operations would be outside of our control. We could experience delays if our partners do not meet agreed-upon timelines or experience capacity constraints, and in turn, we could lose customers and face reputational harm.
Further, there is risk of potential disputes with any partners with whom we collaborate, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us. Our ability to build a premium brand successfully could also be adversely affected by perceptions about the quality of our partners’ products. In addition, because we rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. Any of the foregoing could adversely affect our business, financial condition, operating results and prospects.

The EV battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.
The EV battery market, like the EV market it services, is fast-growing, extremely competitive and driven by the innovation of both large incumbents and emerging entrants like SES. For more information, see “
Business -Competition
.”
Li-ion
battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, Li-ion battery
manufacturers may continue to reduce cost and expand supply of conventional batteries and therefore reduce the prospects for our business or negatively impact our ability to sell our products at a market-competitive price and yet with sufficient margins.
A number of development-stage companies are also seeking to develop new technologies for Li-Metal batteries.
Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with OEMs and are in varying stages of development. Additionally, many OEMs are researching and investing in conventional Li-ion
batteries
and/or Li-Metal battery
efforts and, in some cases, in battery development and production. Furthermore, other companies are developing alternative technologies such as advanced diesel, ethanol, fuel cells or compressed natural gas, as well as potential improvements in the fuel economy of the internal combustion engine. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Developments in alternative technologies or improvements in battery technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our Li-Metal batteries,
our business will be harmed.
We may not be able to estimate accurately the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture, and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which may increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues or potential liability for late delivery. In addition, lead times for raw materials, components and manufacturing equipment may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each raw material, component or manufacturing equipment at a given time. Any of the foregoing could result in delays in the delivery of batteries to our potential customers, which would harm our business, financial condition, operating results and prospects.
We may not be able to plan accurately our manufacturing based on our future sales contracts, which may result in excess product inventory or product shortages.
Once we begin commercializing our products, our customers’ final purchase orders may not be consistent with our estimates. If these final purchase orders substantially differ from our estimates at that point in time, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs, as our products, which are customized, are susceptible to obsolescence due to their limited shelf life. Because we have no operating history with respect to manufacturing for sale for any OEM, we may also be unable to forecast accurately the pace of manufacturing or the take-up of
our products by them. Additionally, EV batteries are susceptible to price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fulfill the purchase orders, especially due to the customized nature of our products. In either case, our business, financial condition, operating results and prospects may be adversely affected.

If we cannot develop new products on an ongoing basis in a timely manner and at favorable margins, including those not currently contemplated by our growth plan, we may not be able to compete effectively.
We have made and continue to make investments in research and development with the goal of further innovation and cost reduction. For information on our current technology, see “
Business—Our Technology
” and “
- Our Research and
Development
.” Our ability to create newer products and line extensions and to sustain currently contemplated products is affected by whether we can, amongst other things:

•	develop and fund research and technological innovations;

•	receive and maintain necessary intellectual property protections;

•	obtain governmental approvals and registrations;

•	comply with governmental regulations; and

•	anticipate customer needs and preferences successfully.
The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could also compromise our competitive position. If competitors introduce new or enhanced products that significantly outperform ours, or if they develop or apply manufacturing technology that permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.
Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
Due to the high energy density inherent in lithium-based batteries, our batteries can pose certain safety risks, including the risk of fire.
Our state-of-the-art software
is designed to accurately monitor and predict most safety incidents. Nevertheless, accidents causing death or personal injury or property damage can occur, and no high energy density battery will ever be 100% safe. For example, with repeated charge and discharge cycles, Li-Metal anodes
are known to develop needle-like mossy structures known as “dendrites,” which can penetrate the separator and short-circuit the battery cell. Although we incorporate safety procedures in the research, development, manufacture and transportation of batteries that are designed to minimize safety risks - for example, our Li-Metal battery
technology is designed to slow down the growth of dendrites and change their morphology - the manufacture or use of our products may still cause accidents. Any accident, whether occurring at the manufacturing facilities or from the use of our products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage.
Product liability claims, even those without merit or those that do not involve our products, could harm our business, financial condition, operating results and prospects. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event that our battery products do not perform or are claimed not to have performed as expected. As is true for other commercial vehicle suppliers, we expect in the future that our battery products will be installed on vehicles that will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors may cause indirect adverse publicity for us and our products.
A successful product liability claim against us could require us to pay a substantial monetary award. We may not be able to cover any substantial monetary judgment against us. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results.
We may incur significant costs based on the warranties we may supply in our products and services.
Battery manufacturers are expected to give warranties that are reflective of the warranties given by OEMs to buyers of their vehicles. With respect to our battery products, we expect to offer warranties against any defects due to product malfunction or workmanship. We expect to provide a reserve for these potential warranty expenses, which is based on an analysis of historical warranty issues. There will be no assurance that future warranty claims will be consistent with past history, and in the event we experience a significant increase in warranty claims, there is no assurance that our reserves will be sufficient. This could have a material adverse effect on our business, financial condition and operating results.

If we fail to effectively manage eventual growth, then our business, results of operations and financial condition could be adversely affected.
Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our eventual customers’ requirements, all of which could materially adversely affect our business, financial condition, operating results and prospects. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of scientists, engineers, sales and marketing personnel, customer support personnel, professional services personnel, technical personnel and management personnel, and the availability of such personnel may be constrained. For more information, see “
- Our business depends substantially on the continuing efforts of our senior executives and other key personnel as well as the ability to attract, train and retain highly skilled employees and key personnel
.”
As we continue to grow, including from the integration of employees and businesses acquired in connection with future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and our ability to retain and recruit qualified personnel who are essential for our future success. If we do not effectively manage our growth, we may not be able to execute on our growth plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or manufacture high-quality products. Additionally, we may not be able to expand and upgrade our infrastructure to accommodate future growth.
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations; result in weaknesses in our infrastructure, systems or controls; give rise to operational mistakes, financial losses, loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures, which may lower our earnings, and may divert financial resources from other projects such as the development of new products and services. If we are unable to manage our growth effectively, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy.
Our business depends substantially on the continuing efforts of our senior executives and other key personnel as well as the ability to attract, train and retain highly skilled employees and key personnel.
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become better known, there is increased risk that competitors or other companies will seek to hire our personnel. All of our executives and engineering staff are subject to non-competition agreements,
but we may face the challenge that many companies face of enforcing these non-competition agreements.
The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
To execute our business plan, we must attract and retain highly qualified personnel in research and development, sales and marketing, production and other leadership roles. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications in relevant industries. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. A significant talent pool consists of nationals from countries that may require a license from the United States Bureau of Industry and Security to work with our technology, which raises the cost of hiring due to the uncertainty that a license may not be granted and the candidate would be unemployable in the role envisioned. For more information, see “
- Risks Relating to Regulation and Legal Compliance—Governmental trade controls, including export and import controls, sanctions, customs requirements and related regimes, could subject us to liability or loss of contracting privileges, limit our ability to transfer technology or compete in certain markets and affect our ability to hire qualified personnel
.” If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.
In addition, we are highly dependent on the services of Dr. Qichao Hu, our Founder and Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who may take significant amounts of time to replace. If Dr. Hu or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business.

If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could also harm our ability to foster the innovation, creativity and teamwork we believe that we need to support our growth. Additions of executive-level management, significant numbers of new employees, our workforce reduction and higher employee turnover could significantly and adversely impact our culture.
Risks Relating to the EV Industry
Our future growth and success depend on the willingness of vehicle operators and consumers to adopt EVs.
Our growth is highly dependent upon the adoption of EVs by commercial vehicle and specialty vehicle operators and consumers. If the markets for EVs do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed, because demand for our products and services will not increase as expected or may even be reduced. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.
Other factors may influence the adoption of EVs, including, but not limited to:

•	perceptions about EV quality, design and performance, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

•	volatility in sales of EVs;

•	the costs of purchasing and maintaining EVs;

•	perceptions about vehicle safety in general, namely, safety issues that may be attributed to the use of advanced technology, including vehicle electronics;

•	negative perceptions of EVs, such as that they are more expensive than nonelectric vehicles and are only affordable with government subsidies or that they have failed to meet customer expectations;

•	the limited range over which EVs may be driven on a single battery charge and the effects of weather on this range;

•	the decline of an EV’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric charging infrastructure availability and reliability, which could derail past and present efforts to promote EVs as a practical solution to vehicles which require gasoline;

•	concerns about charging station standardizations, convenience and cost influencing consumers’ perceptions regarding the convenience of EV charging stations;

•	concerns of potential customers about the susceptibility of battery packs to damage from improper charging, as well as the lifespan of battery packs and the cost of their replacement;

•	concerns regarding comprehensive vehicular insurance coverage related to EVs;

•
developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, which could adversely affect sales of EVs;

•	the environmental consciousness of consumers;

•
the availability and volatility in the cost of natural gas, diesel, coal, oil, gasoline and other fuels relative to electricity, such as the sharp reduction in prices for gasoline in 2020 and the recent sharp increase in such prices;

•	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles;

•	concerns regarding the value and costs for upkeep of EVs in the used car market;

•	the availability of enough skilled labor in after-sale maintenance and repair services of EVs; and

•	macroeconomic factors.
Any of these factors could impair the development of the EV market, lowering demand. In anticipation of an expected increase in the demand for EVs in the next few years, we plan to develop, test, manufacture and commercialize our Li-Metal battery
technology. However, the markets we expect to target, primarily those in North America, Europe and Asia may not achieve the level of growth we expect. If any market fails to achieve our expected level of growth, we may have excess manufacturing capacity and may not be able to generate enough revenue to achieve or sustain our profitability.

Developments in alternative technology or other fossil fuel alternatives may adversely affect the demand for our battery products.
Significant developments in alternative technologies, such as fuel cell technology, advanced diesel, ethanol or natural gas, or breathing batteries, may materially and adversely affect our business, financial condition, operating results and prospects in ways that we may not currently anticipate. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and a loss of market share to our competitors.
Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. As technologies evolve, we plan to upgrade or adapt our energy solutions with the latest technology, in particular lighter weight modules and packs, advanced cooling methods, more sophisticated safety management software, more efficient manufacturing process, and advanced battery chemistry, which may also negatively impact the adoption of our other products. However, we may not compete effectively with alternative systems if we are not able to develop, source and integrate the latest technology into our battery products.
The battery efficiency of EVs declines over time, which may negatively influence potential customers’ decisions whether to purchase an EV.
Over time, vehicles using our batteries will see performance decline as the battery ages. Furthermore, excessive fast charging (for example, repeatedly using super chargers) can adversely affect the performance of our Li-Metal battery
technology by degrading the battery over time. If these sources of performance decline dissuade potential customers from buying EVs built using our batteries, it could negatively impact our capacity for future sales.
If the EVs in which our batteries are installed do not meet certain motor vehicle standards, our business, operating results and prospects could be adversely affected.
Our products are expected to be used as components in EVs. All vehicles sold must comply with applicable international, federal, and state motor vehicle safety standards, which vary by national and other jurisdictions. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by our eventual EV manufacturing customers to satisfy motor vehicle standards could have a material adverse effect on our business and operating results.
Moreover, we may incur our own significant costs in complying with these regulations. Laws and regulations related to the EV industry and alternative energy are currently evolving and we face risks associated with changes to these laws and regulations.
To the extent laws and regulations become more stringent or otherwise change, our products or the vehicles into which they are incorporated may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing laws and regulations could be burdensome, time consuming and expensive. To the extent compliance with new laws and regulations is cost prohibitive, our business, financial condition, operating results and prospects would be adversely affected.
Internationally, there may be laws and regulations in jurisdictions we have not yet entered or laws of which we are unaware in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws and regulations in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our or our eventual customers’ ability to sell products could have a negative and material impact on our business, financial condition, operating results and prospects.

Our ability to market our products will depend on the establishment of charging station networks meeting the needs of EVs using our products. If any of the charging station networks are not compatible with such products and technologies, our sales could be adversely affected.
We design, develop, and manufacture electric power batteries for EVs. However, we do not manufacture chargers or charging poles that are necessary for using our products. In addition, we will rely on third parties, such as city governments, utility providers and private investors, to build charging stations for EVs using our products. If no charging station networks are built in markets in which OEMs using our products target their EVs, there would be little demand for electric battery products in those areas.
Further, existing charging station networks have not been established under a uniform standard and it could diminish our sales if any of the networks are not compatible with EVs using our products and technologies. In order for our fast-charging batteries to become widely adopted in electric passenger cars, a critical mass of compatible fast-charging stations must be installed and in operation in any given urban area where our OEM customers plan to enter. Establishing a network of fast-charging stations requires significant capital investment and government approvals. It also requires government regulators to believe that the merits of fast-charging stations support the costs of such construction. If a sufficient number of charging stations that accommodate EVs using our products and technologies cannot be built up and be functional in a timely manner, it will be difficult for us to retain our existing customers and to attract new customers. As a result, our business, financial condition, operating results and prospects may be materially and adversely affected.
If emerging standards in charging station networks are not compatible with our current products or in development products and technologies, we may miss market opportunities and our financial performance will suffer. If other EV battery companies’ products and services, including industry-standard technologies or other new standards, emerge or become dominant in any of these areas, or differing standards emerge in global markets, demand for our technology and products could diminish. As standards emerge, such as those in China including specifications for hardware, connecting equipment and service networks, and standards for communication and inspection, compatibility of prior fast-charging stations could be made obsolete.
We also incorporate materials and components manufactured by third parties into our products. If there are quality issues with respect to these third-party materials and components included in our batteries, we may not discover the issue until after our products have been shipped and installed. In addition, we may have little or no recourse against these third-party suppliers arising out of warranty claims made by our customers.
The Biden Administration has put forth ambitious goals for advancing new battery technology, which may lead to a shortage of the metals required for manufacturing batteries.
The Biden Administration has put forth ambitious goals for investing in “clean energy,” including goals to replace gasoline-operated vehicles with EVs, which would likely depend significantly on battery technology. In order to meet these ambitious goals, a secure supply chain of raw materials, including copper and nickel, will need to be obtained. Developing mines for these materials can take a significant amount of time. If production of battery technology increases faster than this supply chain can be secured, it may lead to a shortage of these raw materials, which could negatively affect our business.
Risks Relating to Intellectual Property
Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
Our key technological innovations, including innovations that are currently commercialized in our products and innovations that we plan to deploy in the future, are described in our issued patents and pending patent applications, as well as patent applications that we plan to file in the future. For more information, see “
Business—Intellectual Property
.” The process of applying for and obtaining a patent is expensive, time consuming and does not always result in patent claims as expected or needed. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we financially may not be able to protect our proprietary rights at all. There is also no assurance that the pending applications will result in issued patents.

In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products and practicing our technology. Alternatively, third parties may seek to market their products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. We do not currently co-own any
patents, but under the terms of our
JDAs, co-ownership
of patents and patent applications with third parties is possible in the future. If the other owners are unwilling to join us in an enforcement action, we may be unable to enforce our jointly owned patent rights against infringers.
Such co-owners
may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Further, to the extent that we endeavor to enforce our currently issued patent or any patents that are issued in the future, the alleged infringer is likely to assert that it has not infringed any claim of the applicable patent(s) and that the applicable patent(s) is in any event invalid or unenforceable. There can be no assurance that we will overcome those defenses. If one or more of our patents are held to be invalid or unenforceable, or if claims of those patents are interpreted narrowly, or if patents fail to issue from our pending applications, our competitiveness and value may also be undermined.
We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. For more information, see “
Business
-Our
Intellectual Property
.”
We also rely substantially on unpatented proprietary technology, including know-how or
trade secrets. We seek to protect our intellectual property rights in various ways, including through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements
with business partners and other third parties. We cannot ensure that these agreements will provide meaningful protection for our trade secrets, know-how or
other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how or
other proprietary information. There can be no assurance that employees, consultants, vendors and customers have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business.
Additionally, despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.
We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.
Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive claims or inquiries from holders of patents or trademarks claiming that and/or inquiring whether we are infringing their proprietary rights and/or seeking court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign our batteries.
In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.
We may face risks relating to protecting our intellectual property in various countries.
Patent, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States, and efforts to protect against the unauthorized use of our intellectual property rights, technology, and other proprietary rights may be more expensive and difficult outside of the United States. Some courts inside and outside the United States may be less willing or unwilling to protect trade secrets and agreement terms that address non-competition are
difficult to enforce in many jurisdictions and might not be enforceable in certain cases. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, financial condition, operating results and prospects.
We may face risks relating to protecting our intellectual property due to the ongoing COVID-19 pandemic.
As a result of the
ongoing COVID-19 pandemic,
certain domestic and foreign intellectual property authorities have amended their filing requirements and other procedures, including, but not limited to, extending deadlines and waiving fees. These accommodations have not been applied uniformly across all intellectual property authorities globally, and the effectiveness and duration of existing action is unclear. Further, the ongoing COVID-19 pandemic
has created uncertainty with respect to the uninterrupted operation of domestic and foreign intellectual property authorities, which, among other things, may cause delayed processing of renewal and application filings. Our inability to establish and maintain current and future intellectual property rights may have an adverse effect on the growth and reputation of our business. Further, the constantly evolving nature of the COVID-19 pandemic
may change its effect on our intellectual property rights over time in ways that cannot be reasonably anticipated or mitigated. This could have an adverse effect on our business, results of operations, and financial condition.
Risks Relating to our International Operations
International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
While we are incorporated as a Delaware corporation, we have significant operations outside the United States. Battery manufacturing is capital intensive, and to reduce dilution and financial burden, SES has been applying for appropriate government financial support. We currently have an operating facility in Shanghai focused on indigenous research and development, manufacturing process development, and supply chain development. We also plan to do business, build facilities or otherwise commence operations in other countries including South Korea. We plan to seek government financial support to cover the expense of facility construction and operation as much as possible. Also, due to geopolitical considerations, we may be required to introduce certain commercial inefficiencies into our operations.
We are subject to, and could become further subject to, various legal, political, regulatory and social requirements and economic conditions both inside and outside the United States. Expansion into new markets requires significant resources and management’s attention, as well as significant expenditures, including for the establishment of local operating entities, hiring of local employees and establishment of facilities in advance of generating any revenue. Some of the risks associated with international operations in China and/or other countries, such as in the development, manufacturing, marketing or sale of our products, include, but are not limited to:

•
general trade tensions between the United States and China have been escalating, and new legislation or regulations in either jurisdiction could impose additional restrictions and costs on our ability to operate in one or both jurisdictions, or even foreclose operations entirely;

•
non-U.S. countries
have enacted and could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations or tax policies (such as Chinese regulations prohibiting our operating company from paying dividends out of accumulated distributable profits unless 10% of such profits (up to half of the company’s registered capital) are set aside annually, under Article 166 of China’s Company Law), which could have an adverse effect on our ability to conduct business in or expatriate profits from those countries;

•
tax rates in
certain non-U.S. countries
may exceed those in the United States
and non-U.S. earnings
may be subject to withholding requirements or the imposition of tariffs, exchange controls, or other restrictions, including restrictions on repatriation;

•	the regulatory or judicial authorities of non-U.S. countries may not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;

•	we may have difficulty complying with a variety of laws and regulations in non-U.S. countries, some of which may conflict with laws in the United States;

•	changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in currency exchange rates;

•
in the case of China, the degree of significant government control over China’s economic growth through restrictions and limitations on foreign investment in certain industries, control over the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, data localization and privacy requirements, technology transfer requirements, national security laws, influence over the courts and preferential treatment of particular industries or companies, could materially affect our liquidity, access to capital, intellectual property and ability to operate our business;

•
in the case of China, data localization requirements and restrictions on the use of foreign technology applications have already been enacted by the Chinese government, and restrictions on the use of Chinese technology and applications that have been or may be adopted in the future by the United States, may make it difficult to efficiently coordinate complex manufacturing supply chains in a global setting;

•	restrictions or denials on visas for our personnel, limiting our ability to train and pass along proprietary information efficiently;

•	differences in software usage and export controls, making it difficult to share certain engineering documents and resources between global subsidiaries;

•
the adoption and expansion of trade restrictions, the occurrence or escalation of a “trade war,” or other governmental action related to tariffs or trade agreements or policies among the governments of the United States and other countries, such as China, could adversely impact our raw material prices, our ability to manufacture our products, and demand for our products in China, the U.S. and other global markets;

•
changes to export controls and/or failure to obtain export licenses in the United States, China or other countries in which we do business could adversely affect our access to raw materials, ability to manufacture and ship our products or increase our costs to conduct research and development;

•
regulatory changes and economic conditions following “Brexit” (the United Kingdom’s exit from the European Union), including uncertainties as to its effect on trade laws, tariffs, and taxes, could create instability and volatility in the global financial and currency markets, conflicting or redundant regulatory regimes in Europe and political instability; and

•	natural disasters or international conflict, including terrorist acts, could interrupt our research and development, manufacturing or commercialization or endanger our personnel.
Our ability to deal with these issues could be affected by existing or new U.S. laws and the need to protect our intellectual property and assets. In addition, we may be more susceptible to these risks to the extent we target emerging countries and regions, which may be subject to a relatively higher risk of political instability, economic volatility, crime, corruption, and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced. The materialization of any such risks could have an adverse impact on our business, financial condition, operating results and prospects.

Changes in the economic and political policies of the Chinese government could have a significant impact on our operations in China, where we conduct research and development.
We conduct certain research and development activities in our facility in Shanghai, China. We believe that our research and development activities at our current facility in Shanghai and our direct ownership in our wholly-owned Chinese subsidiary, SolidEnergy Systems (Shanghai) Co., Ltd. (“SES Shanghai”), materially comply with all applicable legal and regulatory requirements. However, our ability to carry out our research and development activities in China may be materially harmed by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs and controls, the environment, land use rights, property and other matters. The Chinese government, including at both the national and local levels, has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy via regulation and state ownership. Although China’s government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, it continues to regulate economic growth heavily in China by, among other things, allocating resources, controlling the payment of foreign currency-denominated obligations and setting monetary policy. Future governmental actions, including any decision not to continue to support recent economic reforms and/or to return to a more centrally planned economy, regional or local variations in the implementation of such economic policies, or new, stricter regulations or interpretations of existing regulations could significantly affect economic conditions in China and materially impair our ability to conduct research and development activities there. These actions could make it more difficult for us to operate our current research and development facility or Pilot Facility in Shanghai in an efficient and cost-effective manner or empower the Chinese government or the provincial or local governments of the Shanghai jurisdiction where we operate to enact a temporary or permanent shut-down of those facilities. If that were to occur, we would need to redirect our research and development efforts to facilities in other locations, which, although feasible, could result in certain additional expenditures and possible unexpected delays in our research and development efforts, thus negatively impacting our business and results of operations.
As we may be subject to additional, yet undetermined, laws and regulations in China, compliance may also require us to obtain additional permits and licenses, complete or update registrations with relevant regulatory authorities, adjust our research and development operations, and/or allocate additional internal resources to monitor developments in the relevant regulatory environment. Under the stringent regulatory environment in China, it may take much more time for the relevant regulatory authorities to approve new applications for permits and licenses, and complete or update registrations, and we cannot assure you that we will be able to comply with these laws and regulations in a timely manner or at all. The failure to comply with these laws and regulations may delay, or possibly prevent, our ability to conduct our research and development activities in China. The occurrence of any of these events could materially impair our business and results of operations.
Additionally, we may be subject to Chinese export control laws and regulations, which may prevent the export of certain technologies and services outside of China without a license for the export of such technologies and/or services. Complying with such export control laws and regulations may be time-consuming and result in the delay of our production timelines and have a materially adverse effect on our business and results of operations. If we fail to comply with these laws and regulations, we and even some of our employees may be subject to both civil and/or criminal penalties, including the loss of export or import privileges, fines and, in extreme cases, the incarceration of responsible employees or managers. Moreover, we cannot assure you that will be able to obtain any required export control licenses. Any decreased use of our technology and products, limitation on our ability to export or sell our technology and products, or limitation on our ability to import raw materials, components or equipment would likely adversely affect our business, financial condition, operating results and prospects.
We could experience losses associated with our intellectual property in relation to our operations in China.
We rely upon the fair interpretation and enforcement of patent, copyright, trademark and trade secret laws in the U.S., similar laws in other countries, and agreements with employees, customers, suppliers, licensors and other parties. Such reliance serves to establish and maintain the intellectual property rights associated with the technology that we develop and ultimately sell. However, the laws and courts of certain countries at times do not protect intellectual property rights or respect contractual agreements to the same extent as the laws of the U.S. Therefore, in certain jurisdictions we may not be able to protect our intellectual property rights against counterfeiting or enforce our contractual agreements with other parties. Specifically, as discussed above, the Company conducts research and development operations in China. Article VII of the National Intelligence Law of China requires every commercial entity in China, by simple order of the Chinese government, to act as an agent of the government by committing espionage, technology theft, or whatever else the government deems to be in the national interest of China. If the Chinese government were to require the appropriation of certain of our intellectual property in the national interest, this could lead to material adverse effects on our operations and competitive positions.

Implementation of labor laws and regulations in China may adversely affect our business and results of operations.
Pursuant to the labor contract law of China that took effect in January 2008, its implementation rules that took effect in September 2008 and its amendment that took effect in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Due to lack of detailed interpretative rules and uniform implementation practices and broad discretion of the local competent authorities, it is uncertain as to how the labor contract law and its implementation rules will affect our current employment policies and practices. Our employment policies and practices may violate the labor contract law or its implementation rules, and we may thus be subject to related penalties, fines or legal fees. Compliance with the labor contract law and its implementation rules may increase our operating expenses, in particular our personnel expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the labor contract law and its implementation rules may also limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.
As the interpretation and implementation of these laws and regulations are still evolving, we cannot assure you that our employment practice will at all times be deemed in full compliance with labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be adversely affected.
Further, labor disputes, work stoppages or slowdowns at our operations facilities or any of our third-party service providers could significantly disrupt daily operation or our battery development plans and have materially adverse effects on our business.
The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or
OEMs could have a material adverse effect on our business, financial condition, operating results and prospects.
In 2019, in connection with our establishment of our Shanghai facility, the first two years of rent on the facility totaling approximately RMB7.1 million was borne by the Jiading district local government which also took on certain renovations to the facility at the cost of approximately RMB4.3 million such that it is suitable for our use. In 2020, we also received an incentive award of RMB10,000 under the Jiading Industrial Zone Development Potential Award from the Jiading district local government. We intend to apply for further grants in the future in the jurisdictions in which we operate. Government incentives and subsidies are granted in connection with government’s efforts to promote the development of the local economy and other policies. Some local government incentives and subsidies may be challenged by higher-level government authorities. Therefore, government incentives and subsidies may be modified or terminated at the sole discretion of the relevant governmental authorities. Additionally, because laws, regulations and policies with respect to incentives and subsidies may change, we cannot be sure that government incentives and subsidies will continue to be available. In the event that we cease to receive any government incentives or subsidies, any current or future incentive or subsidy is reduced, or any of our current or future incentives or subsidies are challenged, our business, financial condition and operating results may be adversely affected.
Additionally, we believe that, currently, the availability of government incentives and subsidies available to end-users and
OEMs is an important factor considered by customers when purchasing EVs, and that growth in the battery market will depend in part on the availability and amounts of these subsidies and incentives for EVs. Any further reduction or elimination of government and economic incentives or subsidies may result in the diminished competitiveness of the alternative fuel vehicle industry generally or EVs that use our batteries in particular.
Currently, government programs, including in China and Europe, favor the purchase of EVs, including through disincentives that discourage the use of gasoline-powered vehicles. If such government programs are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, demand for EVs may decrease and our anticipated sales of EV battery products could be adversely affected. In addition, OEM customers may delay taking delivery of our battery products if they believe that certain EV incentives will be available at a later date, which may adversely affect our business, financial condition, operating results and prospects.

Risks Relating to Regulation and Legal Compliance
Our operations expose us to litigation, environmental and other legal compliance risks. Compliance with laws and regulations can be expensive, and our failure to comply with these laws and regulations may result in monetary damages and fines, adverse publicity and a material adverse effect on our business.
We are subject to a variety of litigation, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices.
Our operations in the United States and China may be subject environmental laws and regulations, including laws and regulations relating to water, discharges, emissions, chemicals, hazardous materials, natural resources, remediation and contamination. Compliance with these laws can be difficult and costly. For example, battery life cycle management regulations and regulations governing the transport of batteries may impose substantial requirements on our operations in the United States. Our operations may be required to obtain and comply with environmental permits, many of which may be difficult and expensive to obtain and must be renewed on a periodic basis. A failure to comply with these laws, regulations or permits could result in substantial liabilities, including fines, penalties, the suspension or loss of permits, and possibly orders to cease the non-compliant operations.
As a business with international reach, we are subject to complex laws and regulations in jurisdictions in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
Changes in environmental and climate laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in manufacturing designs, subject us to additional costs and restrictions, including increased energy and raw materials costs, and could increase environmental compliance expenditures. We are subject to various environmental laws and regulations on air emission, waste water discharge, solid waste, noise and the disposal of hazardous materials. Cobalt and lithium are toxic materials that are important raw materials in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. Under China and U.S. environmental regulations, we are required to maintain the pollutant emission levels at the facility within the levels prescribed by the relevant governmental authorities and obtain a pollution discharge permit for water and air emissions. In addition, certain laws and regulations require enterprises like us that generate hazardous wastes to engage companies which are licensed and qualified to process the hazardous wastes, and to collect, store, dispose of and transfer the hazardous waste.
If we fail to comply with national and local environmental protection laws and regulations, the relevant governmental authorities may impose fines or deadlines to cure instances of noncompliance, and may even order us to cease operations if we fail to comply with their requirements. In particular, any breach by us in connection with requirements relating to the handling of hazardous wastes may subject us to monetary damages and fines. In addition, if any third party suffers any loss as a result of our pollutant emission practices, our improper handling of hazardous wastes or our noncompliance with environmental regulations, such third parties may seek damages from us.
There can be no assurance that we will be able to comply with all environmental laws and regulations at all times as the environmental legal regime is evolving and becoming more stringent, especially in China and the United States. Therefore, if these or other governments where we do business impose more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspect or cause any loss to any third parties due to our pollutant emission practices, improper handling of hazardous wastes or other environmental noncompliance, we may suffer from negative publicity and may be required to pay substantial fines, pay damages to such third parties, or suspend or even cease operations Failure to comply with environmental laws and regulations may materially and adversely affect our business, financial condition, operating results and prospects.

Failure to comply with certain health and production safety laws and regulations governing hazardous materials could materially adversely affect our business and results of operations.
In the sourcing of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials. As a result, we are subject to extensive and evolving health and production safety laws and regulations governing, among other things: the health of our employees and safety production requirements regarding the generation, handling, storage, use and transportation of hazardous materials. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with the relevant permits, could result in fines, criminal charges or other sanctions by regulators. Furthermore, we may be ordered to rectify a noncompliance within a stipulated deadline; and if we fail to do so, we may be ordered to cease operations. Our ongoing compliance with health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue manufacturing and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.
We are subject to U.S. and foreign anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations in countries in which we conduct activities. Anti-corruption laws prohibit us and our officers, directors, employees, contractors and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing, directly or indirectly, anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. These laws also require companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. These laws also prohibit non-governmental “commercial”
bribery and soliciting or accepting bribes. A violation of any of these laws or regulations could result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences and adversely affect our business, financial condition, operating results and reputation. Our policies and procedures designed to ensure compliance with these laws and regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.
As we increase our international cross-border business and expand our operations abroad, we may continue to engage with business partners, suppliers and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. There can be no assurance that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.
Detecting, investigating and resolving actual or alleged violations of anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws can require a significant diversion of time, resources and attention from management. Non-compliance with
these laws could subject us to whistleblower complaints, adverse media coverage, investigations, subpoenas received, enforcement actions, prosecution and severe fines, damages and administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, financial condition, operating results and reputation. In addition, changes in these laws in the future could adversely impact our business and investments in the SES securities.
Governmental trade controls, including export and import controls, sanctions, customs requirements and related regimes, could subject us to liability or loss of contracting privileges, limit our ability to transfer technology or compete in certain markets and affect our ability to hire qualified personnel.
Our technology and products, including components of our products, are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain U.S. products, technologies and services to U.S. embargoed or sanctioned countries, governments and persons, as well as to various countries and persons due to national security and foreign policy concerns. In particular, U.S. export control laws apply to cells with an energy density greater than 350 Wh/kg, and require a license for the export of technology and cells exceeding that threshold to many locations outside the United States, including China and Singapore. Some of our technology and products are thus presently subject to this license requirement under U.S. export controls.

Complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. We have set up an export controls compliance program internally. If we fail to comply with these laws and regulations, we and even some of our employees could be subject to substantial civil and/or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
A significant talent pool is comprised of nationals from countries that may require a license from the Bureau of Industry and Security to work with our technology (such as China, India, Russia, South Korea and Japan), which raises the cost of hiring due to the uncertainty that a license may not be granted and the candidate would be unemployable in the role envisioned. In addition, changes in our products or solutions or changes in applicable export or import laws and regulations may create delays or prohibitions in the introduction and sale of our products and solutions in international markets, increase costs due to changes in import and export duties and taxes, prevent our customers from deploying our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions, decreased ability to export or sell our products and solutions to customers, and decreased ability to import components or parts critical to the manufacture of our products. Any decreased use of our technology and products, limitation on our ability to export or sell our technology and products, or limitation on our ability to import raw materials, components or equipment would likely adversely affect our business, financial condition, operating results and prospects.
Changes in U.S. and foreign tax laws, particularly under the curent U.S. presidential administration, could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
We (as well as certain of our subsidiaries, including our subsidiary that is organized as a Singapore company) are subject to federal, state and local taxes in the United States and are also subject to tax in certain foreign jurisdictions. Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. federal income tax laws that may be enacted in the future, especially under the Biden Administration, could impact the tax treatment of our foreign earnings. Due to our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, if our earnings are lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where it has higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of its deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.
Changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, operating results and prospects.
Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future tax expense, which could have a material adverse effect on our business, financial condition, operating results, and prospects.
Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.
There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. If a state tax authority successfully asserts that our activities give rise to a nexus, we could be subject to state and local taxation, including penalties and interest attributable to prior periods. Such tax assessments, penalties and interest may adversely impact our results of operations.
Other Risks
The uncertainty in global economic conditions and the risks relating to health epidemics, including the COVID-19
pandemic, could have a material adverse effect on our business and results of operations. Our ability to operate in any respect may be interrupted by the current COVID-19 pandemic.
We face various risks relating to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing
COVID-19
pandemic. The effects and potential effects
of COVID-19, include,
but are not limited to, its impact on general economic conditions, trade and financing markets and changes in customer behavior, and significant uncertainty in the overall continuity in business operations. The spread of COVID-19 has
also disrupted the manufacturing, delivery and overall supply chain of EV manufacturers and suppliers and EV batteries, and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis
may cause a decrease in demand for EV batteries if fleet operators delay purchases of vehicles or if fuel prices for internal combustion engine vehicles remain at levels that do not create an incentive to accelerate the migration from internal combustion engine vehicles to EVs, an increase in costs resulting from the efforts of manufacturers of EVs or EV batteries to mitigate the effects of COVID-19, delays
in EV manufacturers’ schedules to full commercial production of EVs and disruptions to these supply chains, among other negative effects.

The pandemic has resulted in government authorities implementing many measures to contain the spread of COVID-19, including
travel bans and restrictions,
quarantines, shelter-in-place and stay-at-home orders,
business closures and other public health safety measures. These measures may be in place for a significant period of time and may be reinstituted if conditions deteriorate, which could adversely affect our start-up and
manufacturing plans. As a precaution, we took certain preventive measures in light of this pandemic and reduced our operational activities during the year ended December 31, 2021. In particular, we temporarily reduced employee compensation, recommended that all non-essential personnel
work from home, and
reduced in-person participation
in research and development activities. As a result, our personnel costs and travel related costs were lower in 2021. We also were required to implement additional safety protocols for essential workers, which resulted in delays in the timing of project execution.
Following
the re-opening of non-essential businesses
and the easing of restrictions
on non-essential in-person work,
since the beginning of the year ended December 31, 2021, we have ramped up research and development hiring and increased our investment in in-person work.
However, measures that have been relaxed may be
re-implemented
if COVID-19 continues
to spread. If, as a result of these measures, we have to limit the number of employees and contractors at any research and development or manufacturing facility at a given time, it could cause a delay in our development, testing and manufacturing efforts and a delay in our product schedule. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our
operations will be adversely affected.
The extent to which
the COVID-19 pandemic
may continue to affect our business will depend on continued developments, which are uncertain and cannot be predicted. Even after the COVID-19
pandemic has subsided, we may continue to suffer an adverse effect to our business due to its global economic effect, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic
have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs. In addition, a recurrence of COVID-19 cases
or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.
Theft, loss or misuse of personal data about our employees, contractors, customers, or other third parties could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.
Any claim that our products are subject to a cybersecurity risk, whether valid or not, could damage our reputation and adversely impact our revenues and results of operations. We manage and store various proprietary information and sensitive or confidential data relating to our business as well as information from our suppliers and customers. Despite the security measures and compliance programs we currently maintain and monitor, breaches of our or any of our third party suppliers’ security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or suppliers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us or our customers or suppliers to a risk of loss or misuse of this information, disruption of business operations, result in litigation, regulatory scrutiny, and potential liability for us, damage our brand and reputation or otherwise harm our business.
If we experience a significant cybersecurity breach or disruption in our information systems or any of our partners’ information systems, our business could be adversely affected.
Malicious actors may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Malicious actors also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. While we employ a number of protective measures, including firewalls, network infrastructure vulnerability scanning, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on our systems due to the frequent evolving nature of cybersecurity attacks. Although these measures are designed to ensure the confidentiality, integrity and availability of our information and technology systems, there is no assurance that these measures will detect all threats or prevent a cybersecurity attack in the future, which could adversely affect our business, reputation, operations or products.

In addition, our hardware and software or third party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products. The costs to us to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
To the extent we experience cybersecurity incidents in the future, our relationships with our partners, suppliers and eventual customers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in investigating, responding to and remediating the incidents, and in resolving any regulatory investigations or disputes that may arise with respect to them, any of which would cause our business, operations, or products to be adversely affected. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.
Risks Relating to Our Common Stock and Warrants
Provisions in our Certificate of Incorporation (the “Charter”) and Delaware law may inhibit a takeover attempt which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our Charter and Bylaws contain provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control
transactions, including, among other things:

•
provisions that authorize our board of directors (the “Board”), without action by our stockholders, to authorize by resolution the issuance of shares of preferred stock and to establish the number of shares to be included in such series, along with the preferential rights determined by our Board; provided that, our Board may also, subject to the rights of the holders of preferred stock, authorize shares of preferred stock to be increased or decreased by the approval of the Board and the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the corporation;

•
provisions that permit only a majority of our Board, the Chairperson of the Board or the Chief Executive Officer to call special stockholder meetings; provided, that for so long as Dr. Qichao Hu and certain entities affiliated with Dr. Hu (the “SES Founder Group”) beneficially own at least 50% of the voting power of the then outstanding shares of our capital stock, special meetings of stockholders may also be called by or at the request of stockholders holding a majority of the voting power of the issued and outstanding shares of our capital stock;

•	provisions that impose advance notice requirements and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and

•	a staggered board whereby our directors are divided into three classes, with each class subject to retirement and reelection once every three years on a rotating basis.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction. With our staggered Board, at least two annual meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered Board can discourage proxy contests for the election of our directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our Board in a relatively short period of time.
Our Founder and Chief Executive Officer, Dr. Qichao Hu, has control over all stockholder decisions because he controls a substantial majority of our voting stock due to our dual class stock.
Dr. Hu, directly or indirectly through entities affiliated with him, has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. As our Chief Executive Officer, Dr. Hu has control over our day-to-day management
and the implementation of major strategic investments, subject to authorization and oversight by our board of directors. As a board member and officer, Dr. Hu also owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, Dr. Hu is still entitled to vote his shares, and his concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow the SES Founder Group, members of the SES Founder Group or their permitted transferees to consummate such a transaction or otherwise vote in a way that our other stockholders do not support. This was designed to shepherd our long-term growth amidst significant near term fluctuations and uncertainty in the market.
Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware (the “Chancery Court”) and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to the personal jurisdiction of the Chancery Court and having service of process made upon such stockholder in any such action on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to these forum provisions. Notwithstanding the foregoing, our Charter provides that the exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) against us or any of our directors, officers, other employees or agents. However, there is uncertainty as to whether a court would enforce the exclusive forum provisions relating to causes of actions arising under the Securities Act.
Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, it may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
An active trading market for our securities may not continue , which would adversely affect the liquidity and price of our securities.
The price of SES’s securities has fluctuated and may continue to fluctuate significantly due to the market’s reaction to the consummation of the Business Combination and general market and economic conditions. An active trading market for SES’s securities may not be sustained.

We have incurred and will continue to incur increased costs related to becoming and operating as a public company, and our management will be required to devote substantial additional time to new compliance initiatives and corporate governance practices. Moreover, we have identified a material weakness in our internal control over financial reporting, and we may experience additional material weaknesses or significant deficiencies, or otherwise fail to develop or maintain an effective system of internal controls in the future, which could result in material misstatements of our consolidated financial statements, adversely affect investor confidence in us and adversely affect the market price of our securities.
We have incurred and will continue to incur significant legal, accounting and other expenses that Old SES did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations applicable to public companies may make it more difficult and more expensive for us to obtain director and officer liability insurance and we will likely incur additional costs to maintain sufficient insurance coverage as a public company.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and errors in our financial statements and operate successfully as a public company. In connection with the preparation of our fiscal year 2021 financial statements, we identified a material weakness in our internal control over financial reporting, which we are currently working to remediate, related to certain errors in our historical financial calculation of stock-based compensation expense and stock-based compensation disclosures during the three and nine months ended September 30, 2021. These errors led us to conclude that the financial statements during the three and nine months ended September 30, 2021 should be restated. In light of the foregoing, and in order to comply with the requirements of being a public company, we are undertaking and will continue to undertake various actions, such as implementing additional internal controls and procedures and hiring additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge. The measures we take to remediate the deficiency in our internal control over financial reporting and to implement and maintain effective internal controls may not be sufficient to satisfy our obligations as a public company and produce reliable financial reports, and we may not be able to implement the required controls in a timely fashion. If we experience any additional material weaknesses or significant deficiencies or otherwise fail to develop or maintain an effective system of internal controls in the future, we may need to disclose such matters investors may lose, which may adversely confidence in us and our financial statements, which could adversely affect the value of our securities. In addition, if we cannot provide reliable financial reports or prevent fraud and errors in our financial statements, our reputation and operating results could be materially adversely affected.
In addition, as a public company, we are required to comply with SEC rules that implement Sections 308 and 404 of the Sarbanes-Oxley Act. Under these rules, management is required to certify financial and other information in our quarterly and annual reports and is required to make a formal assessment of the effectiveness of our internal control over financial reporting in connection with the filing of our annual reports. Additionally, once we cease to be an emerging growth company, we are required to include a report on internal control over financial reporting issued by our independent registered public accounting firm.
For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 11, 2026, the fifth anniversary of the completion of Ivanhoe’s IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds
$700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.
We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and the NYSE regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Public company reporting obligations place a considerable burden on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting, which requires us to document our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, if we are an “accelerated filer” or “large accelerated filer” at such time.
We expect to incur costs related to our internal control over financial reporting in the upcoming years to further improve our internal control environment. If we identify deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or express an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject SES to additional trading restrictions.
Currently, our Class A common stock and public warrants are listed on the NYSE under the symbols “SES” and “SES WS.” In order to continue the list of these securities on the NYSE, we are required to maintain certain financial, distribution and stock price levels. Generally, we are required to maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders). If NYSE delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Class A common stock and public warrants are listed on the NYSE, they are covered securities. However, if our securities were no longer listed on the NYSE, they would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
If our performance does not meet market expectations, the price of our securities may decline.
If our performance does not meet market expectations, the price of our Class A common stock may decline. Additionally, if an active market for our Class A common stock develops and continues, the trading price of SES common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in SES Class A common stock and shares of our Class A common stock may trade at prices significantly below the price paid for them.
Factors affecting the trading price of our Class A common stock may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet market expectations in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning SES or the payments industry and market in general;

•	operating and stock price performance of other companies that investors deem comparable to SES;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Class A common stock available for public sale;

•	any significant change in our Board or management;

•	sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism including disruptions resulting from the conflict between Russia and Ukraine.

Broad market and industry factors may depress the market price of our Class A common stock irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for EV battery stocks or the stocks of other companies which investors perceive to be similar to SES could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect its ability to issue additional securities and our ability to obtain additional financing in the future.

Our public warrants may never be in the money, and they may expire worthless.
The exercise price for our warrants is
$11.50 per-share, subject
to adjustment, which exceeds the market price of our Class A common stock, which was
$9.53 per-share based
on the closing price of our Class A common stock on the NYSE on March 28, 2022. There can be no assurance that the public warrants will ever be in the money prior to their expiration and, as such, the warrants may expire worthless.
We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making the warrants worthless.
We may redeem outstanding warrants (excluding any private placement warrants held by the Ivanhoe Capital Sponsor LLC (the “Sponsor”) or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A common stock in the event our Class A common stock is not traded on any specific trading day) of our Class A common stock equals or exceeds
$18.00 per-share for
any 20 trading days within a
30 trading-day period
ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, there is an effective registration statement under the Securities Act covering the shares of our Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise its warrants and pay the exercise price therefore at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of its warrants.
Warrants to purchase SES common stock became exercisable on March 3, 2022, which could increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.
As of the closing of the Business Combination, there were 14,213,280 warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of
$11.50 per-share and
will expire at 5:00 p.m., New York time, five years after the closing of the Business Combination or earlier upon redemption of our Class A common stock or our liquidation. To the extent warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Class A common stock.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
We are party to a registration rights agreement with the SES Founder Group, the Sponsor and certain other holders of SES.
Although the SES Founder Group, the Sponsor and each other stockholder party to the registration rights agreement is prohibited from transferring any securities of SES until the earlier of the date that is 180 days following the Closing Date, these shares may be sold under a registration statement after the expiration or early termination or release of the respective applicable lock-up under
the registration rights agreement. As restrictions on resale end and the registration statements are available for use, the market price of Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of SES, our stock price would likely be less than that which would be obtained if we had such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover SES, their projections may vary widely and may not accurately predict the results we actually achieve. The share price or our Class A common stock may decline our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on SES downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of SES or fails to publish reports on us regularly, our share price or trading volume could decline.
The SES Founder Group is a large and significant stockholder and, as a result, we are a “controlled company”, which exempts us from certain obligations to comply with certain corporate governance requirements.
As of March 28, 2022, the SES Founder Group owned approximately 12.8% of our outstanding common stock and 56.5% of the total voting power. Accordingly, we are a “controlled company” for purposes of the NYSE listing requirements. As such, we are exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors must consist of independent directors, and that we have nominating and compensation committees that are each composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee. If we cease to be a “controlled company,” we must comply with the independent board committee requirements as they relate to the nominating and compensation committees, subject to certain “phase-in” periods.
We are controlled or substantially influenced by the SES Founder Group, whose interests may conflict with other stockholders. The concentrated ownership of our Class A common stock could prevent stockholders from influencing significant decisions.
The SES Founder Group has the ability to control the outcome of most matters requiring stockholder consent. This was designed to help shepherd SES for long-term growth. Moreover, for so long as it holds at least a majority of SES’s outstanding common stock, the SES Founder Group has the ability, through the Board, to control decision-making with respect to SES’s business direction and policies. Matters over which the SES Founder Group, directly or indirectly, exercise control include:

•	the election of SES’s board of directors and the appointment and removal of our officers;

•
mergers and other business combination transactions requiring stockholder approval, including proposed transactions that would result in our stockholders receiving a premium price for their shares; and

•	amendments to SES’s certificate of incorporation or increases or decreases in the size of our board of directors.
Even if the SES Founder Group’s ownership subsequently falls below 50%, the SES Founder Group may continue to be able to strongly influence or effectively control our decisions.
We may be subject to securities litigation, which is expensive and could divert management’s attention.
The share price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. SES may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on its business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal business location is in Boston, MA, which is subject to a written lease agreement with an unrelated third party. We have no other offices. Our operating facilities are located in Boston, MA and Shanghai, People’s Republic of China. Both properties are leased, with the Boston lease and the Shanghai lease each expiring in 2026. Our Boston facility focuses on chemistry, materials and algorithm research and development, as well as engaging with OEMs worldwide, including GM, Hyundai and Honda. Our Shanghai facility focuses on supply chain development, manufacturing process development, cell product development, software, BMS and module development. We are building our 1 GWh Pilot Facility in China for the development of pre-commercial-production
battery cells, which we expect to be completed in 2023. We have also set up an office in Seoul, South Korea focused on supply chain, customer relations and our collaboration with partners in the region. As our joint development of
Li-Metal
batteries with certain U.S. and South Korean OEMs continues to progress, we also expect to launch future research facilities and, eventually, commercial production manufacturing facilities, in the United States and South Korea.

Item 3.	Legal Proceedings.
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is traded on The New York Stock Exchange (the “NYSE”) under the symbol “SES.” Our public warrants are traded on the NYSE under the symbol “SES WS.”
Holders
As of March 28, 2022, there were 141 holders of record of our Class A common stock and one holder of record of our public warrants. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.
There is no public market for our Class B common stock and one holder of record of our Class B common stock as of March 28, 2022.
Dividends
We have not paid any cash dividends on our shares of Class A common stock to date and do not anticipate paying any cash dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition as well as general business conditions. The payment of any cash dividends will be within the discretion of the Board at such time.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2021, Ivanhoe had no securities authorized for issuance under equity compensation plans.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
We did not issue any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form
10-Q
or a Periodic Report on Form
8-K.
Equity Performance Graph
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this section to the “Company,” “SES AI Corporation,” “Ivanhoe Capital Acquisition Corp.,” “Ivanhoe,” “our,” “us” or “we” refer to Ivanhoe Capital Acquisition Corp. The following discussion and analysis of Ivanhoe’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form
10-K
including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form
10-K,
words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview
As of December 31, 2021, we were a blank check company, incorporated as a Cayman Islands exempted company on July 8, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
Recent Developments
On February 3, 2022, we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement dated July 12, 2021 (the “Business Combination Agreement”), by and among Ivanhoe, Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and our direct wholly-owned subsidiary (“Amalgamation Sub”), and SES Holdings Pte. Ltd. (“SES”), a Singapore private company limited by shares. In connection with the closing of the Business Combination (the “Closing”), a business combination between the Company, Amalgamation Sub and SES was effectuated through the merger of Amalgamation Sub with and into SES, with SES continuing as the surviving company. On the Closing Date, we changed our name from Ivanhoe Capital Acquisition Corp. to “SES AI Corporation”.
We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
See our Current Report on Form
8-K
filed with the SEC on February 1, 2022.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $100,000 in our operating bank account and working deficit of approximately $200,000.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $500,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. On April 9, 2021, we issued an unsecured convertible promissory note (the “Convertible Note”) to our Chief Executive Officer, pursuant to which we may borrow up to $1,500,000 for ongoing expenses reasonably related to our business and the consummation of the Business Combination. The Convertible Note does not bear any interest. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). As of December 31, 2021, $945,000 was drawn on the convertible note—related party, presented at its fair value of approximately $1.2 million on the accompanying consolidated balance sheets. Subsequently, the loan was repaid in full with cash at the closing of our Business Combination no February 3, 2022. There were no amounts outstanding under the Convertible Note as of December 31, 2020.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to December 31, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a business combination target, including activities in connection with the proposed acquisition of SES. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on the investments held in the trust account from the proceeds of the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had net loss of approximately $11.5 million, which consisted of general and administrative expenses of approximately $7.2 million, general and administrative expenses to related party of $120,000, net loss from the change in fair value of convertible note to related party of approximately $210,000, net loss from the change in fair value of the derivative liabilities of approximately $3.2 million, offering costs to derivative warrant liabilities of approximately $855,000, and investment income on the Trust Account of approximately $58,000.
For the period from July 8, 2020 (inception) through December 31, 2020, we had net loss of approximately $32,000, which consisted of general and administrative expenses.
Contractual Obligations
Registration and Shareholder Right
s
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
Critical Accounting Estimates
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
re-assessed
at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (as defined in Note 4) (collectively, the “Warrant”) are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities
Net Income (Loss) per Ordinary Share
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share ordinary for the year ended December 31, 2021 and for the period from July 8, 2020 through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
Recent Adopted Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 21, 2021 (inception). Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Recent Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.
The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report and incorporated herein by reference. An index of those financial statements is found in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Ivanhoe’s disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this Annual Report, Ivanhoe’s disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that Ivanhoe’s internal controls around the interpretation and accounting for certain complex financial instruments issued by it was not effectively designed or maintained. This material weakness resulted in the restatement of Ivanhoe’s audited balance sheet as of January 11, 2021, as previously revised in its Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021 and its interim consolidated financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.
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

Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of Ivanhoe’s internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that Ivanhoe’s internal controls over financial reporting were not effective as of December 31, 2021, because of a material weakness in its internal control over financial reporting. Specifically, our management has concluded that Ivanhoe’s control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of Ivanhoe’s consolidated balance sheet as of January 11, 2021, and its interim consolidated financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.
This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below.
Management performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following sets forth certain information, as of the date of this report, concerning the directors and officers of SES AI Corporation (formerly known as Ivanhoe Capital Acquisition Corp.). Ages are shown as of December 31, 2021.

Name	Age	Position
Dr. Qichao Hu	36	Chief Executive Officer and Chairman

Rohit Makharia	44	President and Chief Operating Officer

Jing Nealis	42	Chief Financial Officer

Joanne Ban	42	Chief Legal and Corporate Officer

Yongkyu Son	47	Chief Technology Officer

Dr. Hong Gan	61	Chief Science Officer

Dr. Jang Wook Choi	46	Director

Robert Friedland	71	Director

Kent Helfrich	57	Director

Eric Luo	56	Director

Dr. Jiong Ma	58	Director

Michael Noonen	58	Director

Dr.
 Qichao Hu
. Dr. Hu serves as the Company’s Chief Executive Officer and Chairman of the Board. Dr. Hu has served as Founder, Chief Executive Officer and Director of SES since 2012. Dr. Hu is also a board member on the MIT Enterprise Forum Cambridge. Dr. Hu is recipient of
MIT Technology Review
’s “Innovators Under 35” and was named among the 2013
Forbes
“30 Under 30.” Dr. Hu earned his PhD in Applied Physics from Harvard University, and his BS in Physics from MIT. We believe that Dr. Hu is qualified to serve both as a member of our management team and the Board because of his visionary leadership of SES from inception to date, his scientific and managerial expertise in the EV battery development industry, his innovative plans for SES’s future and his ability to execute on those plans.
Rohit Makharia
. Mr. Makharia serves as the Company’s President and Chief Operating Officer. He currently serves as the President and Chief Operating Officer of SES, a position he has held since March 2021. Mr. Makharia served as Senior Investment Manager and Partner at GM Ventures, which is a shareholder of SES, from 2014 to 2021. During his tenure at GM Ventures, he served on the board of multiple early-stage and high-growth companies, including SES, as a Director or an Observer. He previously led the battery cell development at GM Global Battery Systems from 2012 to 2014, served as Manager & Senior Staff Engineer, Electrochemical Energy Lab from 2007 to 2012, and Project/Senior Engineer, Fuel Cell Activities, from 2002 to 2006. Mr. Makharia earned a MS from University of Rochester in Chemical Engineering and a BS from Mumbai University in 1999.

Jing Nealis
. Ms. Nealis serves as the Company’s Chief Financial Officer. She currently serves as SES’s Chief Financial Officer, a position she has held since March 2021. Ms. Nealis served as Senior Director, Corporate Finance at View Inc., from 2019 until March 2021. Previously, she served as Chief Financial Officer of SunPower Systems International Ltd. from 2017 until 2019, after having served in the same role in the International Division of Shunfeng International Clean Energy Ltd from 2014 until 2017. From 2012 to 2014, Ms. Nealis was Finance Director/Global Tax Director of Suntech Power, prior to which she was a manager at Deloitte from 2006 to 2012 and worked at Deloitte offices in Chicago, Shanghai, and Hong Kong. Ms. Nealis earned her MS in Accounting from the University of Hawaii and her Bachelor’s in International Business from China University of Petroleum in Beijing.
Joanne Ban
. Ms. Ban serves as the Company’s Chief Legal and Corporate Officer. She currently serves as Chief Legal and Corporate Officer of SES, a position she has held since 2020. Ms. Ban previously served as SES’s Vice President Legal & Corporate Development from 2019 to 2020, and prior to that, was a consultant to SES in her role as a Partner at garage3 ventures in 2018 and 2019. From 2013 to 2017, Ms. Ban was General Counsel at Heptagon Advanced Micro-Optics Pte. Ltd. Prior to that, Ms. Ban was in legal practice in Beijing, China and Singapore with White & Case LLP. Ms. Ban holds dual EMBAs from Tsinghua University School of Economics and Management and INSEAD and her LLB from National University of Singapore.
Yongkyu Son
. Mr. Son serves as the Company’s Chief Technology Officer. He currently serves as SES’s Chief Technology Officer, a position he has held since 2020. Prior to that, he was SES’s Director of Cell Engineering from 2018 to 2020 and SES’s Principal Engineer from 2016 to 2018. Mr. Son led LV battery at Apple Inc. from 2015 to 2016. He previously served as a Senior Research Scientist at Johnson Controls Inc. from 2010 to 2015 leading an awarded DOE project—Low cost manufacturing as a principle investigator. He had worked as a cell development engineer at Samsung SDI from 2002 to 2006 and as a material development team manager at A123 Korea from 2008 to 2009 and as a senior cell engineer at SK Innovation from 2009 to 2010 leading PHEV battery development project. Mr. Son earned an MS in Chemistry from Sungkyunkwan University.
Dr.
 Hong Gan
. Dr. Gan serves as the Company’s Chief Science Officer. He currently serves as SES’s Chief Science Officer, a position he has held since 2020. Dr. Gan was previously SES’s Director of Research & Development from 2018 to 2020. From 2013 to 2018, he was Group Leader of the Energy Storage Group at the Sustainable Energy Department at the Brookhaven National Laboratory, and from 2011 to 2013, he was Senior Director of Research & Development at Enevate Corporation. From 1993 to 2011, Dr. Gan held various positions at Greatbatch Medical, culminating in his roles as Director, Battery Research and Director, Research & Development Power Sources, Primary Battery. Dr. Gan earned his PhD in Chemistry from the University of Chicago in 1990, and his BS in Chemistry from Peking University in 1982.
Dr.
 Jang Wook Choi
. Dr. Choi serves as a director of the Company, a position he has held since February 2022. Since September 2020, Dr. Choi has served as Professor at Seoul National University, where he was previously Associate Professor from 2017 to 2020. Prior to joining Seoul National University, he was Associate Professor from 2012 until 2017 and Assistant Professor from 2010 until 2012 at Korea Advanced Institute of Science and Technology. Dr. Choi received his PhD in Chemical Engineering from California Institute of Technology and BS in Chemical Engineering from Seoul National University. We believe that Dr. Choi is qualified to serve as a director of our Board because of his extensive academic experience and expertise in chemistry, engineering and battery technologies.
Robert Friedland
. Mr. Friedland serves as a director of the Company, a position he has held since February 2022. Mr. Friedland has over 25 years of experience and has been recognized by leaders of the international financial sector and mineral resource industries as an entrepreneurial explorer, technology innovator and company builder. Mr. Friedland’s experience is extensive. Mr. Friedland is the Director, President and CEO of Ivanhoe Capital Corporation (“Ivanhoe Capital”) (since July 1988), the executive
Co-Chairman
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

Kent E. Helfrich.
Mr. Helfrich serves as a director of the Company, a position he has held since February 2022. Mr. Helfrich was appointed Chief Technology Officer and Vice President, Global Research and Development of GM and President of GM Ventures in 2021. In these roles, Mr. Helfrich is responsible for innovation and technology solutions in the development of GM vehicles. From 2019 until 2021, Mr. Helfrich served as GM’s Executive Director of Global Electrification and Battery Systems, where he was responsible for GM electrified vehicle hardware development and the overall electric vehicle propulsion calibration and driving performance. Mr. Helfrich previously served as Executive Director, Connected Ecosystem Integration at GM from 2016 until 2019, where he oversaw the GM mobile and in-vehicle
applications and the information technology back office. Prior to rejoining GM in 2016, Mr. Helfrich was Vice President and Chief Technology Officer at Flex Ltd. (“Flex”) from 2014 until 2016. Before joining Flex, Mr. Helfrich served in various roles at GM, where he was globally responsible for all unstyled electrical systems in the vehicle, as well as defining electrical architecture and software architecture strategies. Mr. Helfrich earned his BS in Electrical Engineering from Ohio State University and MBA from the Fuqua School of Business at Duke University. We believe that Mr. Helfrich is qualified to serve as a director of our Board because of his experience in executive leadership positions and expertise in information technology, innovation and software solutions.
Eric Luo.
Mr. Luo serves as a director of the Company, a position he has held since February 2022. From 2017 until 2021, Mr. Luo served as Chairman and Chief Executive Officer of GCL System Integration Limited, GCL New Energy USA (“GCL”), an international energy conglomerate specializing in clean and sustainable energy. Prior to his position at GCL, Mr. Luo served as the Chief Executive Officer and Board Member of Shunfeng International Clean Energy Limited (SFCE), a Hong Kong-based supplier of law-carbon
and energy saving integrated solutions from 2015 to 2017. Mr. Luo received his MBA from Michigan State University and BS in Operational Management from Zhejiang Gongshang University. We believe that Mr. Luo is qualified to serve as a director of our Board because of his experience in executive leadership positions and expertise in clean and sustainable energy.
Dr.
 Jiong Ma.
Dr. Ma serves as a director of the Company, a position she has held since February 2022. Since 2021, Dr. Ma has served as a Founder and Chief Executive Officer of Chavant Capital Acquisition Corp. (NASDAQ: CLAY) (“Chavant”), a special purpose acquisition company seeking to invest in a high growth technology companies. From 2008 to 2020, Dr. Ma served as a Partner at Braemar Energy Ventures (“Braemar”), a venture capital firm investing in early to mid-stage
technology companies operating in the mobility, power, resources and infrastructure sectors. At Braemar, Dr. Ma focused on investments in digitization of industry, resource efficiency, mobility, renewable energy infrastructure, and deeptech. Prior to joining Braemar, Dr. Ma served in the Venture Capital Group at 3i Group plc (“3i”), a global private equity firm, from 2004 to 2008, where she was responsible for investment in the information technology and cleantech sectors. Prior to 3i, Dr. Ma served as Senior Manager of the Optical Networking Group, Technology and Business Leadership at Lucent Technologies and Bell Labs, where she was responsible for product portfolio strategy, new product launches for Optical and Data Networking, and research and product development. Dr. Ma was also a founding team member of Onetta, a fiber networks company. Dr. Ma has served on the boards of Chavant and Anavex Life Sciences (NASDAQ: AVXL) since 2021. Dr. Ma received her PhD in electrical engineering from the University of Colorado at Boulder, MS in electrical engineering from the Worcester Polytechnic Institute in Massachusetts and BS in Physics from Lanzhou University. We believe that Dr. Ma is qualified to serve as a director of our Board because of her extensive experience in research, operations and venture capital, particularly in the technology industry.
Michael Noonen.
Mr. Noonen serves as a director of the Company, a position he has held since February 2022. Since June 2019, Mr. Noonen has served as Chief Executive Officer of MixComm Inc., a leader in RFSOI mmWave solutions based in New Jersey, which was acquired by Sivers Semiconductors in February 2022. Mr. Noonen brings 25 years of experience in leading technology businesses. Mr. Noonen has held various leadership positions, including as chairman and co-founder
of Silicon Catalyst from 2013 to 2015, the world’s first semiconductor incubator and the EE Times 2015
Start-up
of the Year, and as chairman of the board of Socle in Taiwan in 2013 (which was acquired by Foxconn), and was also previously Executive Vice President of Global Products, Design, Sales & Marketing at GlobalFoundries from 2011 to 2013. From 2008 and 2011, Mr. Noonen served as Executive Vice President of Worldwide Sales and Marketing at NXP Semiconductors (NASDAQ: NXPI). He also currently serves on the board of Graph Audio and previously served on the board of Energous (NASDAQ: WATT) from 2019 to 2021. Mr. Noonen received his B.S. from Colorado State University in Electrical Engineering and was named the College of Engineering Distinguished Alumni in 2012, was elected to the Global Semiconductor Alliance Board of Directors and holds multiple patents in the areas of Internet telephony and video communications. We believe Mr. Noonen is qualified to serve as a director of our Board because of his experience in executive leadership positions and expertise in information technology, innovation and the electronics industry.

Limitations on Liability and Indemnification of Officers and Directors
Upon the closing of the Business Combination, we entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.
The Delaware General Corporation Law (the “DGCL”) authorizes corporations to limit or eliminate the personal liability of directors of corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties, subject to certain exceptions. SES’s Certificate of Incorporation (the “Charter”) includes a provision that eliminates the personal liability of directors for damages for any breach of fiduciary duty as a director where, in civil proceedings, the person acted in good faith and in a manner that person reasonably believed to be in or not opposed to the best interests of SES or, in criminal proceedings, where the person had no reasonable cause to believe that his or her conduct was unlawful.
The bylaws of SES (the “Bylaws”) provide that SES must indemnify and advance expenses to SES’s directors and officers to the fullest extent authorized by the DGCL. SES also is expressly authorized to carry directors’ and officers’ liability insurance providing indemnification for SES directors, officers, and certain employees for some liabilities.
The limitation of liability, advancement and indemnification provisions in the Charter and Bylaws may discourage stockholders from bringing lawsuit against directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit SES and its stockholders.
There is currently no pending material litigation or proceeding involving any of SES’s directors, officers, or employees for which indemnification is sought.
We also maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Charter, Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
Corporate Governance
Our corporate governance is structured in a manner that we believe closely aligns our interest with those of our stockholders. Notable features of this corporate governance include:

•
we have independent director representation on our audit, compensation and nominating and corporate governance committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent
directors; and

•	at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC.
Election of Officers
Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly appointed or until his or her earlier resignation or removal. There are no family relationships among any of our directors and executive officers.
Board Composition
Our board of directors consists of seven directors. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor or until his or her earlier death, resignation or removal. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors may be filled by resolution of our board of directors.

Our board consists of (i) Dr. Hu, (ii) Mr. Friedland, (iii) Dr. Choi, (iv) Mr. Helfrich, (v) Mr. Luo, (vi) Dr. Ma and (vii) Mr. Noonen. Mr. Helfrich was nominated by GM Ventures (to serve as a Class II director) pursuant to its contractual nominating rights. For more information, see “Certain Relationships and Related Transactions—SES Related Person Transactions—Director Nomination Agreement.”
Our board of directors has affirmatively determined that each of Drs. Ma and Choi and Messrs. Luo, Friedland and Noonen is an “independent director” under the NYSE listing rules applicable to board members. For more details, see the section entitled “Independence of our Board of Directors.”
Our board of directors is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term:

•	our Class I directors are Dr. Ma, Mr. Noonen and Mr. Luo, and their terms will expire at the first annual meeting of stockholders following the date of the proxy statement;

•	our Class II directors are Dr. Choi and Mr. Helfrich and their terms will expire at the second annual meeting of stockholders following the date of the proxy statement; and

•	our Class III directors are Dr. Hu and Mr. Friedland and their terms will expire at the third annual meeting of stockholders following the date of the proxy statement.
As a result of the staggered board, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms. At any meeting of stockholders at which directors are to be elected, the number of directors elected may not exceed the greatest number of directors then in office in any class of directors. The members of each class will hold office until the annual meeting stated above when their term expires and until their successors are elected and qualified. At each succeeding annual meeting of the stockholders, the successors to the class of directors whose term expires at that meeting will be elected by plurality vote of all votes cast at such meeting to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election and until their successors are elected and qualified. Subject to the rights, if any, of the holders of any series of preferred stock to elect additional directors under circumstances specified in a preferred stock designation, directors may be elected by the stockholders only at an annual meeting of stockholders.
Our board of directors is chaired by Dr. Hu. Our board of directors believes that combining the positions of Chief Executive Officer and Chairman helps to ensure that our board of directors and management act with a common purpose. In addition, our board of directors believes that a combined Chief Executive Officer and Chairman is better positioned to act as a bridge between management and our board of directors, facilitating the regular flow of information. Our board of directors also believes that it is advantageous to have a chairperson with significant history with and extensive knowledge of SES, as is the case with Dr. Hu.
Independence of our Board of Directors
Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that the board of directors meets independence standards under the applicable rules and regulations of the SEC and the listing standards of NYSE. In making these determinations, our board of directors considered the current and prior relationships that each non-employee
director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director,
and the transactions involving them described in the section titled “
Certain Relationships and Related Party Transactions.
”
Board Committees
Our board of directors has four standing committees: an audit committee; a compensation committee; a nominating and corporate governance committee; and a strategic investment and partnership committee. Each of the committees reports to the board of directors as it deems appropriate and as the board of directors may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our board of directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee
The members of our audit committee are Mr. Luo, Dr. Ma and Mr. Noonen. Mr. Luo is the chair of our audit committee. The audit committee provides assistance to our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting and legal compliance functions by approving the services performed by our independent registered public accounting firm and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent registered public accounting firm and takes those actions as it deems necessary to satisfy itself that the independent registered public accounting firm is independent of management. Subject to phase-in
rules and a limited exception, the rules of NYSE and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. All of the members of our audit committee are independent under the applicable NYSE and SEC rules. All of the members of our audit committee also meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NYSE. In addition, Mr. Luo qualifies as our “audit committee financial expert,” as such term is defined in Item 407 of Regulation
S-K.
Compensation Committee
The members of our compensation committee are Mr. Luo, Dr. Ma and Mr. Noonen. Dr. Ma is the chair of our compensation committee. The compensation committee determines general compensation policies and the compensation provided to our officers. The compensation committee also makes recommendations to board of directors regarding director compensation. In addition, the compensation committee reviews and determines security-based compensation for our directors, officers, employees and consultants and will administer our equity incentive plans. Our compensation committee also oversee our corporate compensation programs. All members of our compensation committee satisfy the NYSE’s independence standards for compensation committee members.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Dr. Hu, Dr. Ma and Mr. Luo. Dr. Hu is the chair of our nominating and corporate governance committee. The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance and reporting and making recommendations to the board of directors concerning corporate governance matters. Dr. Ma and Mr. Luo are independent under the NYSE listing rules applicable to board members.
Strategic Investment and Partnership Committee
The members of our strategic investment and partnership committee are Dr. Hu, Dr. Ma, Mr. Luo and Mr. Noonen. Dr. Hu is the chair of our strategic investment and partnership committee. The strategic investment and partnership committee is responsible for overseeing the execution of strategic partnerships and transactions and approving M&A transactions, investments, joint ventures, strategic collaborations and partnerships or similar transactions proposed by our management, within parameters set for the committee from time to time by our board. The committee also provides oversight and guidance to management regarding the execution of our transactions and annual and long-term business and financial plans, and reviews and discusses transactions and related strategies with our management to make appropriate recommendations to our board of directors.
Role of Our Board of Directors in Risk Oversight
One of the key functions of board of directors is informed oversight of our risk management process. Our board of directors administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure, and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also has the responsibility to review with management the process by which risk assessment and management is undertaken, monitor compliance with legal and regulatory requirements, and review the adequacy and effectiveness of our internal controls over financial reporting. Our nominating and corporate governance committee is responsible for periodically evaluating our company’s corporate governance policies and systems in light of the governance risks that our company faces and the adequacy of our policies and procedures designed to address such risks. Our compensation committee assesses and monitors whether any of our compensation plans, policies and programs comply with applicable legal and regulatory requirements. Our strategic investment and partnership committee is responsible for periodically reviewing the performance of completed transactions (including integration of such acquired businesses, to the extent applicable) with our management.
Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors
Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The Code of Conduct is available on our website under the heading “Investors” at
https://ses.ai
. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by applicable rules and exchange requirements.

Corporate Governance Guidelines
We have adopted a set of corporate governance guidelines to provide the framework for the governance of our Board and to assist our Board in the exercise of its responsibilities. These guidelines reflect our Board’s commitment to monitoring the effectiveness of policy and decision-making both at the board and management levels, with a view to enhancing stockholder value over the long term. The corporate governance guidelines are available on our website under the heading “Investors” at
https://ses.ai
.

Item 11.	Executive Compensation.
Introduction
None of Ivanhoe’s directors or named executive officers received any cash compensation for services rendered to Ivanhoe for the fiscal year ended December 31, 2021 (“Fiscal 2021”).
This section discusses the material components of the executive compensation program in Fiscal 2021 for the executive officers of Old SES who were, for Fiscal 2021, “named executive officers” (defined as SES’s Founder and Chief Executive Officer and its two most highly compensated executive officers other than him, who were serving as of December 31, 2021). This section also provides certain compensation information for the fiscal year ending December 31, 2022 (“Fiscal 2022”) for these Fiscal 2021 named executive officers, who serve as executive officers of SES following the Business Combination. References to “SES” in this section include both Old SES and SES following the Business Combination, depending on the time period being discussed.
This discussion may contain forward-looking statements that are based on SES’s current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that SES adopts in the future may differ materially from the historical, existing and currently planned programs summarized or referred to in this discussion.
The primary objectives of SES’s executive compensation programs are to attract and retain talented executives to effectively manage and lead SES. The compensation packages for SES’s named executive officers generally include a base salary, annual cash bonuses, equity awards and other benefits and perquisites.
Our named executive officers for Fiscal 2021 were:

•	Dr. Qichao Hu, SES’s Founder and Chief Executive Officer and a director of SES;

•	Mr. Rohit Makharia, SES’s President and Chief Operating Officer, who joined SES in this role in March 2021; and

•	Ms. Jing Nealis, SES’s Chief Financial Officer, who joined SES in this role in March 2021.
All of these executive officers currently have the same roles as our executive officers as a result of the Business Combination.
Summary Compensation Table
The following table provides summary information concerning compensation of the named executive officers for services rendered to Old SES during Fiscal 2021.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Dr. Qichao Hu Founder, Chief Executive Officer and Director	2021	328,333	—	—	—	166,667	184,446	679,446
	2020	241,667	—	—	6,277	125,000	54,903	427,847

Rohit Makharia President and Chief Operating Officer	2021	275,000	150,000	—	674,170	73,125	156,448	1,328,743

Jing Nealis Chief Financial Officer	2021	289,423	150,000	7,480,000	112,809	78,750	100,000	8,120,982

(1) (2)
Amount reflects the named executive officer’s base salary earned during Fiscal 2021.
Amount reflects (i) in the case of Dr. Hu, a bonus of $35,417 for performance from January 1, 2021 to March 31, 2021, a $175,000 annual performance bonus for performance from April 1, 2021 to March 31, 2022, prorated to $131,250 for the portion of that period in Fiscal 2021, (ii) in the case of Mr. Makharia, a sign-on bonus of $150,000 in connection with his joining SES in March 2021 and a $97,500 annual performance bonus for performance from April 1, 2021 to March 31, 2022, prorated to $73,125 for the portion of that period in Fiscal 2021, and (iii) in the case of Ms. Nealis, a sign-on bonus of $150,000 in connection with her joining SES in March 2021 and a $105,000 annual performance bonus for performance from April 1, 2021 to March 31, 2022, prorated to $78,750 for the portion of that period in Fiscal 2021,

(3)	Amount represents the aggregate grant date fair value of restricted share or stock option awards made to the named executive officer computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“Topic 718”). The fair value of options was calculated using the Black-Scholes value on the grant date. As required by SEC rules, awards are reported in the year of grant.
(4)	Amount reflects the prorated portion of an annual performance bonus based on performance from April 1, 2021 to March 31, 2022, (i) in the case of Dr. Hu, of $175,000 (prorated to $131,250 for the portion of that period in Fiscal 2021), (ii) in the case of Mr. Makharia, $97,500 (prorated to $73,125 for the portion of that period in Fiscal 2021) and (iii) in the case of Ms. Nealis, $105,000 (prorated to $78,750 for the portion of that period in Fiscal 2021).
(5)	Amounts shown in this column represent (i) for all named executive officers, the aggregate amount of a monthly allowance for subsidized childcare benefits and other related benefits, and (ii) for Dr. Hu and Mr. Makharia, certain other personal benefits. This allowance is also provided to certain other key employees of the Company. See “Narrative Disclosure to Summary Compensation Table - Other Benefits.”
Narrative Disclosure to Summary Compensation Table
Our compensation for our executive officers has the following components: base salary, annual cash bonus opportunities, equity compensation, employee benefits, executive perquisites and severance benefits. Base salaries, employee benefits, executive perquisites and severance benefits are designed to attract and retain senior management talent. We also use annual cash bonuses and equity awards to promote performance-based pay that aligns the interests of our named executive officers with the long-term interests of its equity-owners and to enhance executive retention.
Employment Agreements
SES entered into employment agreements with Dr. Hu, Mr. Makharia and Ms. Nealis on May 4, 2021, February 15, 2021 and February 16, 2021, respectively, providing for the terms of their at-will
employment with SES and including (i) annual base salary, (ii) eligibility for an annual performance bonus, (iii) participation in SES’s benefit plans and vacation in accordance with SES’s policies and (iv) severance benefits in the event of certain terminations of employment. Each of Mr. Makharia’s and Ms. Nealis’s agreements also included a sign-on
bonus of $150,000, as well as an entitlement to reimbursement of relocation and/or other related sign-on
expenses. Although Dr. Hu received a base salary, bonus and similar benefits in the fiscal year ended December 31, 2020, he was not party to an employment agreement with SES in that year.
Base Salaries
SES’s named executive officers received in Fiscal 2021 and currently receive a base salary to compensate them for services rendered to SES. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In March 2021, the Company increased Dr. Hu’s annual base salary and hired Mr. Makharia and Ms. Nealis. As such, the annual base salary for Dr. Hu for 2021 was $250,000 (through February 28, 2021) and $350,000 (beginning March 1, 2021), the annual base salaries for Mr. Makharia and Ms. Nealis for 2021 were $325,000 and $350,000, respectively, and Dr. Hu, Mr. Makharia and Ms. Nealis earned in 2021 aggregate salary payments of $328,333, $275,000 and $289,423, respectively.
Annual Bonuses
SES provided in Fiscal 2021 and currently provides incentive compensation to its named executive officers in the form of annual performance bonuses, determined by SES’s board of directors or compensation committee, based on both individual performance of the named executive officer and the overall performance of SES, generally in accordance with performance milestones established by SES’s board or compensation committee. The performance goals differ from executive to executive, and each executive’s target annual bonus opportunity is equal to a predetermined percentage of his or her base salary. Near the beginning of each year, the board or compensation committee selects the performance targets, target amounts, target award opportunities and other terms and conditions of annual bonuses for the named executive officers, subject to the terms of their employment agreements. Following the end of each year, the board or compensation committee determines the extent to which the performance targets were achieved and the amount of the award that is payable to the named executive officers. The bonuses may be paid in cash or equity at the discretion of the board or compensation committee.
Historically, the annual bonuses have covered performance from April 1 of one fiscal year until March 31 of the following fiscal year. For the period from April 1, 2021 to March 31, 2022, the target annual bonus opportunities for Dr. Hu, Mr. Makharia and Ms. Nealis were 50%, 30% and 30%, respectively, of annual base salary for Fiscal 2021. For Fiscal 2021, the annual cash bonus earned by each named executive officer was as follows: for Dr. Hu, $131,250 (based on a payout of $175,000 for the performance period from April 1, 2021 to March 31, 2022, prorated for Fiscal 2021); for Mr. Makharia, $73,125 (based on a payout of $97,500 for the performance period from April 1, 2021 to March 31, 2022, prorated for Fiscal 2021); and for Ms. Nealis, $78,750 (based on a payout of $105,000 for the performance period from April 1, 2021 to March 31, 2022, prorated for Fiscal 2021). Dr. Hu also received $35,417 for performance from January 1, 2021 to March 31, 2021, based on a target bonus opportunity of 50% of his base salary of $250,000 from January 1, 2021 to February 28, 2021 and 50% of his base salary of $350,000 from March 1, 2021 to March 31, 2021. For the actual payouts of the annual performance bonuses for April 1, 2022 to March 31, 2022, see footnote 2 to the Summary Compensation Table.

Equity Awards
SES previously maintained the 2018 Share Incentive Plan (the “2018 Plan”), which provided for the discretionary grant of incentive stock options, non-statutory
stock options, and restricted share awards to eligible employees, officers, directors, consultants or advisors of SES, including the named executive officers. In March 2021, the Company amended the 2018 Plan with the 2021 Share Incentive Plan (the “2021 Plan”). Upon approval of the 2021 Plan, any shares that, as of the date of stockholder approval, were reserved but not issued pursuant to any awards granted under the Company’s 2018 Plan were rolled into the 2021 Plan. In addition, any shares subject to stock options or similar awards granted under the 2018 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2018 Plan that are forfeited or repurchased by the Company shall roll into the 2021 Plan. The 2021 Plan provides for the discretionary grant of incentive stock options, non-statutory
stock options, and restricted share awards.
In Fiscal 2021, SES granted stock options under the 2018 Plan to Mr. Makharia and Ms. Nealis in connection with their joining SES, and a restricted share award under the 2021 Plan to Ms. Nealis in order to align her equity ownership with that of her executive team peers and further align her interests with those of the Company’s stockholders. For information on the grant dates, vesting terms and expiration terms, as applicable, of these equity awards, as well as other outstanding stock options under the 2018 Plan, see the Outstanding Equity Awards at Fiscal
Year-End
Table.
Pension Benefits
SES’s named executive officers did not in Fiscal 2021 and currently do not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by SES.
Nonqualified Deferred Compensation
SES’s named executive officers did not in Fiscal 2021 and currently do not participate in, or earn any benefits under, a non-qualified
deferred compensation plan sponsored by SES.
Retirement Plan
SES maintains a qualified contributory retirement plan, established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers all employees, including SES’s named executive officers, who may contribute up to the maximum statutory limits imposed by the Internal Revenue Code (including in the fiscal year ended December 31, 2020). SES did not in Fiscal 2021 and does not currently provide match contributions under the 401(k) plan.
Other Benefits
The health, safety and well-being of employees is paramount at SES. SES provided in Fiscal 2021 and currently provides to all of its employees, including its named executive officers, certain broad-based benefits that are intended to attract and retain employees while providing them with health and welfare security. Other than the retirement plan discussed above, broad-based employee benefits are expected to include medical, dental and other benefits. In addition, SES offers a general allowance to certain key employees, including the named executive officers, which are intended to be used for subsidized childcare benefits and other related benefits, and is designed to give these employees the additional support needed to balance building a career and raising a family. For Fiscal 2021, the general allowance amounts for Dr. Hu, Mr. Makharia and Ms. Nealis were, per month, $15,000, $15,000 and $10,000. These amounts were paid in full each month and not as reimbursements for expenses incurred by the named executive officer.
Outstanding Equity Awards at Fiscal
Year-End
The following table provides information regarding outstanding equity awards made to SES’s named executive officers as of December 31, 2021 (taking into account the conversion of Old SES restricted shares and Old SES options in the Business Combination).

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Dr. Qichao Hu	4/1/2020	(1)	91,554	—	0.14	3/31/2030	—	—
Rohit Makharia	3/1/2021	(2)	—	7,091,082	0.16	2/28/2031	—	—
Jing Nealis	2/10/2021	(2)	—	1,186,555	0.16	2/9/2031	—	—
	8/16/2021	(3)	—	—	—	—	1,483,194	7,480,000

(1)	Reflects stock options that were granted under the 2018 Plan to compensate grantees, including Dr. Hu, for COVID-19-related salary cuts. The stock options became fully vested on the date of grant.
(2)
Reflects time-based stock options that were granted under the 2018 Plan and vest 25% on the first anniversary of the grant date and in equal monthly installments over the following 36 months. For more information, see “Potential Payments Upon Termination or Change in Control—Equity Awards.”

(3)
Reflects a restricted share award that was granted under the 2021 Plan and vests 25% on the first anniversary of the grant date and in equal monthly installments over the following 36 months. For more information, see “Potential Payments Upon Termination or Change in Control—Equity Awards.”

Potential Payments Upon Termination or Change in Control
Severance
Under each named executive officer’s employment, in the event that SES terminates a named executive officer without cause or in the event that any named executive officer resigns for good reason (each of “cause” and “good reason” as defined the named executive officer’s offer letters), such named executive officer would receive, in addition to accrued but unpaid base salary, earned but unpaid annual bonus, and reimbursement for all reasonable and necessary expenses incurred in connection with the named executive officer’s performance, the following: (i) continuation of annual base salary for a period of 12 months following the termination date for Dr. Hu, 12 months following the termination date for Mr. Makharia and 9 months following the termination date for Ms. Nealis; and (ii) reimbursement of SES’s portion for continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 for a period of 12 months for Dr. Hu, 12 months for Mr. Makharia and 12 months for Ms. Nealis, or an earlier date if such named executive officer has secured alternate health insurance coverage. Severance is subject to the execution and non-revocation
of a release of claims in favor of SES.
Equity Awards
With respect to the stock options granted to the named executive officers in Fiscal 2021 and the fiscal year ended December 31, 2020, such options will terminate on the earliest to occur of (i) the date of the expiration of the option (i.e., 10 years after the date of grant), (ii) 30 days following the termination of the named executive officer’s employment by SES for cause (as defined in the option award), (iii) 90 days after the date of a voluntary termination of employment by the named executive officer, (iv) 90 days after the date of a termination of the named executive officer’s employment by SES without cause (as defined in the option award), or (v) 180 days after the permanent and total disability or death of the named executive officer.
Further, with respect to the stock options granted to Mr. Makharia and Ms. Nealis in Fiscal 2021, in the event of a termination without cause by SES or a resignation by the named executive officer for good reason, these options will accelerate and become 50% vested upon such a termination. In the event of a merger, acquisition or Initial Public Offering (but not the Business Combination), Mr. Makharia’s and Ms. Nealis’s options will become fully vested and exercisable.

With respect to the restricted share award granted to Ms. Nealis in Fiscal 2021, in the event of a termination without cause by SES or a resignation by her for good reason, the award will vest 50% upon such a termination. In the event of a merger, acquisition or Initial Public Offering (but not the Business Combination), her restricted share award will become fully vested and exercisable.
Director Compensation for Fiscal 2021
SES did not pay compensation to any of its directors in Fiscal 2021, other than Dr. Hu, who was paid for his role as Chief Executive Officer. For information on Dr. Hu’s compensation, see the Summary Compensation Table. SES has historically reimbursed all of its directors for any reasonable expenses incurred by them in connection with services provided in such capacity.
Compensation Arrangements for Fiscal 2022
Executive Officer Compensation
Beginning in Fiscal 2022, decisions with respect to the compensation of SES’s executive officers, including our named executive officers, are made by the compensation committee of our board of directors. The actual compensation of our named executive officers depends on the judgment of the members of the compensation committee and such compensation is also generally governed by our executive officers’ employment agreements, as in effect from time to time, including as described above.
For Fiscal 2022, the annual base salaries for Dr. Hu, Mr. Makharia and Ms. Nealis are $530,000, $505,000 and $470,000, respectively, the target annual bonus opportunities for Dr. Hu, Mr. Makharia and Ms. Nealis are 100%, 60% and 60%, respectively, of annual base salary. The performance period for the annual bonuses is January 1, 2022 to December 31, 2022. These base salaries reflect, for Fiscal 2022, the elimination of the standalone monthly general allowance and the addition of its annualized amount to base salary.
The compensation committee of the board also plans to make an initial equity grants to our executive officers, which are expected to be formally approved in the second quarter of Fiscal 2022 under SES AI Corporation 2021 Incentive Award Plan. The grants are expected to be composed 50% of time-based restricted stock units (“RSUs”) and 50% of performance-based restricted stock units (“PSUs”), with the following aggregate grant date fair values: for Dr. Hu, $10 million; for Ms. Nealis, $4 million; for Ms. Ban, $4 million; for Mr. Son, $5 million; and for Dr. Gan, $5 million. These grant date fair values assume a payout of 100% of PSUs granted, which is the maximum amount that may be earned. The RSUs will vest in three equal annual installments starting one year from the date of grant, subject to the executive officer’s continued service on each such vesting date. The PSUs will vest in one installment following a three-year performance period from the date of grant, subject to the achievement of share price performance targets and the executive officer’s continued service on such vesting date. A specified percentage of the target number of PSUs will vest based on the average closing price of our shares of Class A Common Stock (the “Average Closing Price”) during any consecutive 100-calendar-day period within the three-year performance period (with the percentage vesting based on certain threshold Average Closing Prices (the “Share Price Thresholds”)), assuming that the Average Closing Price during the last 30-calendar-day period in the three-year performance period also exceeds the highest Share Price Threshold achieved during any 100-calendar-day period. Otherwise, the number of PSUs that vest at the end of the three-year performance period will be based upon the Average Closing Price during the last 30 calendar days, using the same list of Share Price Thresholds. Any incremental shares of Class A Common Stock that do not vest based on the Average Closing Price in the last 30 calendar days, but would have vested based on the 100-calendar-day Average Closing Price, will subsequently be eligible to vest (subject to the executive officer’s continued service through the vesting date) if, at any point before the fifth anniversary of the grant date, the Average Closing Price during a 30-calendar-day period ends up exceeding the highest Share Price Threshold previously achieved during the 100-calendar-day period. The Share Price Thresholds are as follows: under $12.5, 0%; $12.5 or greater, 10%; $15 or greater, 20%; $17.5 or greater, 30%; $20 or greater, 40%; $22.5 or greater, 50%; $25 or greater, 60%; $27.5 or greater, 70%; $30 or greater, 80%; $32.5 or greater, 90%; and $35 or greater, 100%. Beginning in Fiscal 2022, we have also adopted stock ownership guidelines applicable to our executive officers, non-employee directors and certain members of senior management, to align further the incentives of our management and board with those of our public stockholders.

Director Compensation
Beginning in 2022, our non-employee directors will receive a combination of cash compensation and equity for their service on our board in accordance with industry practice and standards. All non-employee directors will receive a base annual cash retainer of $45,000, and if our chairman is a non-employee director, he/she will receive an additional $50,000 annually. Each member of the audit committee will receive an annual cash retainer of $10,000 (with the chair of the audit committee receiving an additional $12,500 annually), each non-employee member of the compensation committee will receive an annual cash retainer of $7,500 (with the chair of the compensation committee receiving an additional $7,500 annually), and each non-employee member of the nominating and corporate governance committee will receive an annual cash retainer of $5,000 (with the chair of the nominating and corporate governance committee receiving an additional $5,000). Cash fees will be paid quarterly, with a pro rata fee applicable to service for less than a whole quarter. Additionally, all non-employee directors will receive an initial equity grant in the form of RSUs with a value of $300,000 in connection with joining the board of directors and an annual equity award in the form of RSUs with a value of $150,000 startig tin the second year of board service. All such RSUs will vest, vesting fully in one installment one year after the grant date subject to the director’s continued service on such vesting date. We also reimburse all directors for reasonable transportation and lodging expenses actually incurred to attend meetings of our board or committees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information known to us regarding the beneficial ownership of our Class A common stock and Class B common stock, as of March 28, 2022, by:

•	each of our current directors;

•	each of our named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is a beneficial owner of more than 5% of the outstanding Class A common stock or Class B common stock.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options, within 60 days of the record date. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of the record date that vest within 60 days of the record date are considered outstanding and beneficially owned by the person holding such warrants or options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.
The beneficial ownership of shares of our Class A common stock is based on 303,989,794 shares of our Class A common stock, including 23,691,182
Earn-Out
Shares in the form of Class A common stock (including restricted Class A common stock), and 43,881,251 shares of Class B common stock, including 3,999,796 Founder
Earn-Out
Shares, in each case, issued and outstanding as of the date of this Annual Report; the Earn-Out Shares and Founder Earn-Out Shares are issued and held in escrow subject to the satisfaction of certain earn-out
conditions described above and have voting rights while in escrow.
Percentage of voting power is calculated based on one vote per share for each share of Class A common stock and ten votes per share for each share of Class B common stock. The table is based upon information supplied by officers, directors and greater-than-5%
beneficial owners, Section 13(d) filings made with the SEC and other SEC filings under Section 16 of the Exchange Act.

Name and Address of Beneficial Owner	Number of shares of Class A common stock	% of Class A common stock	Number of Shares of Class B common stock	% of Class B common stock	% of Total Voting Power**
Directors & executive officers (1)
Dr. Qichao Hu (2)	43,981,987	12.8%	43,881,251	100%	56.5%
Jing Nealis (3)	589,113	*	—	—	*
Rohit Makharia (4)	2,631,681	*	—	—	*
Dr. Jang Wook Choi	—	*	—	—	*
Robert Friedland (5)	319,166	*	—	—	*
Kent Helfrich	—	*	—	—	*
Eric Luo	—	*	—	—	*
Dr. Jiong Ma	—	*	—	—	*
Michael Noonen	—	*	—	—	*
All current directors and executive officers as a group (12 individuals) (6)	7,893,444	2.6%	43,881,251	100%	59.1%
Greater-than-5% beneficial owners
Dr. Qichao Hu (2)	100,736	*	43,881,251	100%	56.5%
Long Siang Pte. Ltd. (7)	27,280,647	9.0%	—	—	3.7%
Vertex Legacy Continuation Fund Pte. Ltd. (8)	32,256,315	10.6%	—	—	4.3%
General Motors Ventures LLC and General Motors Holdings LLC (9)	33,056,337	10.9%	—	—	4.5%
Tianqi Lithium HK Co., Ltd. (10)	30,522,386	10.0%	—	—	4.1%
Affiliates of Temasek Holdings (Private) Limited (11)	34,675,757	11.4%	—	—	4.7%
SK Inc. (12)	42,007,759	13.8%	—	—	5.7%

*	Indicates beneficial ownership of less than 1%.
**
Percentage of total voting power represents the combined voting power with respect to all shares of Class A common stock and Class B common stock, voting as a single class. As described elsewhere in this Annual Report, subject to certain conditions, each share of Class B common stock is entitled to 10 votes per share and each share of Class A common stock is entitled to one vote per share.

(1)	The business address of each of these stockholders is c/o SES AI Corporation, 35 Cabot Road, Woburn, MA 01801.
(2)
Includes (i) 100,736 shares of Class A common stock, 9,182 of which are
Earn-Out
Shares held directly by Dr. Qichao Hu; (ii) 30,716,882 shares of our Class B common stock, 2,799,859 of which are Founder
Earn-Out
Shares, held directly by Dr. Hu and (iii) an aggregate of 13,164,369 shares of Class B common stock, 1,199,937 of which are Founder
Earn-Out
Shares, held by various trusts affiliated with Dr. Hu. These trusts consist of: (i) Qichao Hu 2021 Irrevocable Trust U/A/D March 31, 2021; (ii) Qichao Hu Family Delaware Trust U/A/D March 31, 2021; and (iii) Qichao Hu 2021 Annuity Trust March 31, 2021 (collectively, the “Trusts”), each owning 4,388,123 shares of Class B common stock and 399,979 Founder
Earn-Out
Shares, and the shares of Class A common stock underlying such shares.

(3)	Consists of 321,358 shares Class A common stock underlying SES options and 267,755 Earn-Out Shares.

(4)	Consists of 1,920,501 shares of Class A common stock underlying SES options and 711,180 Earn-Out Shares.

(5)
Consists of (i) 240,000 Class A ordinary shares of Ivanhoe (purchased in the open market) that were automatically converted on a one-for-one
basis into shares of Class A common stock at Closing and (ii) 79,166 shares of Class A common stock underlying public warrants.

(6)	Includes shares beneficially owned by all directors, named executive officers and other executive officers (namely, Joanne Ban, Hong Gan and Yongkyu Son).

(7)
Consists of (i) 24,703,118 shares of Class A common stock issued at Closing and (ii) 2,477,529
Earn-Out
Shares. Long Siang Pte. Ltd. (“Long Siang”) is the record holder of the shares of Class A common stock. As a shareholder of Long Siang, Xie Huefeng may be deemed to have beneficial ownership over the shares of Class A common stock directly owned by Long Siang. The principal business address of all persons named in this footnote is 238 Orchard Boulevard,
#24-05,
Singapore 237973.

(8)
Consists of (i) 29,361,711 shares of Class A common stock issued at Closing and (ii) 2,894,604
Earn-Out
Shares. Vertex Legacy Continuation Fund Pte. Ltd. (“VLCF”) is the record holder of the shares of Class A common stock. Vertex Legacy Fund (SG) LP (“VLFSG”) is the 100% shareholder of VLCF. VLC GP Pte. Ltd. (“VLCGP”) is the general partner of VLFSG and has appointed Vertex Ventures SEA Management Pte. Ltd. (“VVSEAMPL”) to serve as the fund manager of VLCF. VVSEAMPL is deemed to have dispositive and voting power over the shares of Class A common stock directly owned by VLCF pursuant to a management agreement between VLFSG and VVSEAMPL, whereby dispositive and voting decisions require the majority approval of the members of an investment committee established by VVSEAMPL. The principal business address of all persons named in this footnote is 250 North Bridge Road,
#11-01
Raffles City Tower, Singapore 179101.

(9)
Consists of (i) 30,134,387 shares of Class A common stock issued at Closing and (ii) 2,921,950
Earn-Out
Shares. GM Ventures is the record holder of 21,090,498 shares of Class A common stock and 2,085,124
Earn-Out
Shares. GM Holdings is the record holder of 9,043,889 shares of Class A common stock and 836,826
Earn-Out
Shares. GM Ventures is a wholly owned subsidiary of GM Holdings. GM Holdings is a wholly owned subsidiary of General Motors Company (“GM”). GM may be deemed to share beneficial ownership over the shares of Class A common stock directly owned by GM Ventures and GM Holdings, and GM Holdings may be deemed to share beneficial ownership over the shares of Class A common stock directly owned by GM Ventures. The principal office of each of all persons named in this footnote is 300 Renaissance Center, Detroit, MI, 48265.

(10)
Consists of (i) 27,740,256 shares of Class A common stock issued at Closing and (ii) 2,782,130
Earn-Out
Shares. Tianqi Lithium HK Co., Limited (“Tianqi HK”) is the record holder of such shares of Class A common stock. Tianqi HK is wholly owned by Tianqi Lithium Co., Limited (“Tianqi Limited”), and Tianqi Lithium is wholly owned by Tianqi Lithium Corporation (“Tianqi Lithium”). Tianqi Lithium and Tianqi Lithium may thus be deemed to share beneficial ownership over the shares of Class A common stock owned by Tianqi HK. The principal business address of all persons named in this footnote is No.10 East Gaopeng Road, Chengdu, Sichuan 610041, China.

(11)
Anderson Investments Pte. Ltd. (“Anderson”) is the record holder of 25,882,916 shares of Class A common stock and 2,595,854
Earn-Out
Shares. Aranda Investments Pte. Ltd. (“Aranda”) is the record holder of 5,632,129 shares of Class A common stock and 564,858
Earn-Out
Shares. Anderson is a direct wholly-owned subsidiary of Thomson Capital Pte. Ltd. (“Thomson”), which in turn is a direct wholly-owned subsidiary of Tembusu Capital Pte. Ltd. (“Tembusu”). Aranda is a direct wholly-owned subsidiary of Seletar Investments Pte. Ltd. (“Seletar”), which in turn is a direct wholly-owned subsidiary of Temasek Capital (Private) Limited (“Temasek Capital”). Each of Tembusu and Temasek Capital is a direct wholly-owned subsidiary of Temasek Holdings (Private) Limited (“Temasek Holdings”). In such capacities, each of Thomson, Tembusu, and Temasek Holdings may be deemed to have beneficial ownership over the shares of Class A common stock directly owned by Anderson, and each of Seletar, Temasek Capital and Temasek Holdings may be deemed to have beneficial ownership over the shares of Class A common stock directly owned by Aranda. The principal business address of all persons named in this footnote is 60B Orchard Road,
#06-18
Tower 2, The Atrium@Orchard, Singapore 238891.

(12)
Consists of (i) 38,178,731 shares of Class A common stock issued at Closing and (ii) 3,829,028
Earn-Out
Shares. SK, Inc. is the record holder and ultimate beneficial owner of such shares of Class A common stock. The principal business address of SK, Inc. is 26, Jong-ro,
Jongno-gu,
Seoul, South Korea 03188.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Ivanhoe Related Person Transactions
Sponsor Shares and Private Placement Warrants
On January 6, 2021, the Sponsor paid an aggregate of $25,000 for certain expenses on the Company’s behalf in exchange for the issuance of 6,900,000 Sponsor Shares. In connection with the pricing of the IPO, the Sponsor entered into an IPO Letter Agreement, which was amended in connection with the Business Combination, pursuant to which the Company and the Sponsor agreed to certain transfer restrictions on the securities held by it.
Simultaneously with the closing of the Initial Public Offering or IPO, pursuant to the Private Placement Warrants Purchase Agreement, dated as of January 6, 2021, by and between the Company and Sponsor (the “Private Placement Warrant Purchase Agreement”), the Company completed the private sale of 5,013,333 private placement warrants to the Sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds to the Company of $7,520,000. Please see the section entitled “
Description of Our Securities
” for the terms of the private placement warrants. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Related Party Loans
On July 22, 2020, the Sponsor agreed to loan the Company up to $600,000 pursuant to a promissory note (the “Note”), which was later amended on December 1, 2020. The Company borrowed $500,000 under the Note. The Note was non-interest
bearing, unsecured and repaid in full on January 15, 2021.
On April 9, 2021, the Company issued an unsecured convertible promissory note (the “Convertible Note”) to the Company’s former Chief Executive Officer, Robert Friedland, pursuant to which the Company could borrow up to $1,500,000 from Mr. Friedland for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. The Convertible Note did not bear any interest and was unsecured. All unpaid principal under the Convertible Note was due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). Mr. Friedland had the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note into warrants to purchase the Company’s shares, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share at a price of $11.50 per-share,
subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. The Company borrowed approximately $1,045,000 under the Note. Mr. Friedland did not convert any amounts owed under the Convertible Note into warrants, instead, the Note was repaid in cash in full at the Closing.

Other Transactions
In connection with the closing of the PIPE, on February 3, 2022, Eric Friedland, the brother of the Company’s former Chief Executive Officer, Robert Friedland, purchased 150,000 shares of Class A common stock from the Company, for an aggregate purchase price of $1,500,000, in accordance with the terms of that certain subscription agreement with the Company, dated July 12, 2021.
SES Related Person Transactions
GM Joint Development Agreement
In February 2021, SES executed a JDA with GM Global Technology Operations LLC (“GM Technology”) and General Motors Holdings LLC (“GM Holdings”), with a budget over $50.0 million, to jointly develop an
A-Sample
battery cell with a capacity of almost 100 Ah and build out a prototype manufacturing line for GM Technology. GM Technology is an affiliate of GM Ventures and a subsidiary of GM Holdings (GM Ventures and GM Holdings collectively, the “GM Funds”), both of which are stockholders of SES. GM Holdings is also a subsidiary of GM. The JDA has an initial term of three years. Under the terms of the JDA, SES will receive reimbursement of research and development and prototype buildout costs. SES will not be required to refund such fees once due to SES regardless of the results of the research and development activities, however, ownership of the prototype line would remain with GM, unless purchased by SES. During the fiscal year ended December 31, 2021, SES invoiced approximately $14.0 million pursuant to the terms of the JDA.
Preferred Stock Purchase Agreements
In April 2021, SES entered into a stock purchase agreement, in which various holders purchased $138.5 million in Series D redeemable convertible preferred stock, $0.000001 par value per share. This included investments by the following investors in the following amounts: $27.0 million by Aranda Investments Pte. Ltd., an entity associated with Temasek Holdings Limited (“Aranda”), $50.0 million by the GM Funds collectively, $36.0 million by SK, and $10.0 million by Vertex affiliates Vertex Legacy Continuation Fund Pte. Ltd. (“Vertex Legacy”) and Vertex Ventures China IV, L.P. (“Vertex Ventures” and, with Vertex Legacy, the “Vertex Funds”) collectively.
PIPE Financing
In connection with the Business Combination, Ivanhoe entered into the PIPE Financing, which includes subscription agreements with certain institutional and accredited investors who agreed to purchase, immediately prior to the consummation of the Business Combination, an aggregate of 27,450,000 shares of Class A common stock at a purchase price of $10.00 per-share,
for aggregate gross proceeds of $275.4 million. This included purchases by the following investors in the following amounts: $10.0 million by the GM Funds, $1.0 million by Long Siang Pte. Ltd. (“Long Siang”), $5.0 million by Vertex Legacy and $75.0 million by Honda.
Old SES Shareholder Support Agreement
Concurrently with the execution of the Business Combination Agreement, certain shareholders of Old SES representing the requisite votes necessary to approve the Business Combination, including among others, the GM Funds, Dr. Hu and his affiliated trusts, Long Siang, the Vertex Funds, SK, the Temasek Funds (Aranda and Anderson Investments Pte. Ltd.) and Tianqi, entered into a support agreement with the Company (formerly known as Ivanhoe Capital Acquisition Corp) and Old SES, pursuant to which each such holder agreed to (i) vote at any meeting of Old SES’s shareholders, and in any action by written consent of Old SES’s shareholders, all of its equity securities in favor of the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby, including the Amalgamation, and not withdraw or rescind such vote or otherwise take action to make such vote ineffective, (ii) be bound by certain other covenants and agreements related to the Business Combination, (iii) waive and not to exercise or assert any rights, or make any demand or claims of oppression relating to the Amalgamation or any other transaction contemplated by the Business Combination Agreement that such Shareholder may have (under the Singapore Companies Act or otherwise) by virtue of, or with respect to, any outstanding equity securities of Old SES legally or beneficially owned by such shareholder and (iv) be bound by certain transfer restrictions with respect to such securities, in each case, on the terms and subject to the conditions set forth in the Support Agreements. Each Old SES shareholder party to the support agreement made certain representations and warranties to the Company. The support agreement terminated upon the consummation of the Business Combination.

Director Nomination Agreement
Concurrently with the execution of the Business Combination Agreement, the Company and Old SES entered into the Director Nomination Agreement with GM Ventures, pursuant to which, among other things, GM Ventures has the right to nominate one person for election to the Board from and after the Effective Time for so long as GM Ventures together with its affiliates, collectively continue to beneficially own at least 5% of the fully diluted outstanding equity securities of SES.
A&R Registration Rights Agreement
At the Closing of the Business Combination, SES, the Sponsor and certain other holders of SES, including, but not limited to, the GM Funds, Dr. Hu and his affiliated trusts, Long Siang, SK, the Temasek Funds, Tianqi and the Vertex Funds, entered into the Amended and Restated Registration Rights Agreement, dated as of February 3, 2022 (the “Registration Rights Agreement), pursuant to which, among other things, the Sponsor and such other holders were granted certain customary registration rights, demand rights and piggyback rights with respect to their respective shares of Class A common stock and any other equity securities of SES. The Registration Rights Agreement also prohibits the transfer (subject to limited exceptions) of the shares of our Class A common stock and Class B common stock held by the Sponsor and other holders party to the Registration Rights Agreement, in each case for a period of 180 days following the Closing.
Indemnification Agreements
We entered into indemnification agreements with SES directors and executive officers following the Business Combination. For more information, see “Item 10. Directors, Executive Officers and Corporate Governance—Limitations on Liability and Indemnification of Officers and Directors.”
Policies and Procedures for Related Person Transactions
We have adopted a formal written policy that sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation
S-K
under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party. The policy provides for the review and approval of any such transactions with related persons, and requires, among other things, that:

•	The audit committee or disinterested members of the board shall review the material facts of all related person transactions.

•
In reviewing any related person transaction, the committee will take into account, among other factors that it deems appropriate: the importance and fairness of the transaction to us and the related person; the business rationale for engaging in the transaction; whether the value and terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related
persons; the extent of the related person’s interest in the transaction; whether the transaction would likely impair the judgment of a director or executive officer to act in the best interests of us and our stockholders; and the impact on a director’s or a director nominee’s independence in the event the related person is a director or director nominee or an immediate family member of the director or director nominee.

•
In connection with its review of any related person transaction, we shall provide the committee or disinterested members of the board with all material information regarding such related person transaction, the interest of the related person and any potential disclosure obligations of ours in connection with such related person transaction.

•	If a related person transaction will be ongoing, the committee may establish guidelines for our management to follow in its ongoing dealings with the related person.
In addition, under our Code of Conduct, our employees, directors and director nominees will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Item 14.	Principal Accounting Fees and Services.
The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for such filings in addition to services rendered in connection with Ivanhoe’s initial public offering for the period from July 8, 2020 (inception) to December 31, 2020, totaled approximately $91,000 and $78,280, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2021, audit related fees were approximately $47,000 related to consents in connection with the registration statement on Form
S-4
filings. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from July 8, 2020 (inception) to December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the year ended December 31, 2021 and during the period from July 8, 2020 (inception) to December 31, 2020.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2021 and during the period from July 8, 2020 (inception) to December 31, 2020.
Pre-Approval
Policies and Procedures
In accordance with the Sarbanes-Oxley Act of 2002, our audit committee charter requires the audit committee to pre-approve
all audit and permitted
non-audit
services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve
non-audit
services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. Since becoming a publicly listed company (following Ivanhoe’s initial public offering) all of the services performed by our independent registered public accounting firm were pre-approved
by the audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(2)	Exhibits
The exhibits listed below are filed as part of this Annual Report or incorporated herein by reference to the location indicated.

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of July 12, 2021, among Ivanhoe Capital Acquisition Corp., Wormhole Merger Sub Pte. Ltd. and SES Holdings Pte. Ltd., as amended by Amendment No. 1 thereto, dated September 20, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258691), filed with the Securities and Exchange Commission on January 5, 2022).

2.2†	Amendment No. 1 to Business Combination Agreement, dated as of September 20, 2021, among Ivanhoe Capital Acquisition Corp., Wormhole Merger Sub Pte. Ltd. and SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on September 21, 2021).

3.1	Certificate of Incorporation of SES AI Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

3.2	Bylaws of SES AI Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

4.1	Amended and Restated Warrant Agreement, dated as of February 3, 2022, by and between the Company and Continental Stock Transfer & Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

4.2*	Description of Securities.

10.1	Amended and Restated Registration Rights Agreement, dated February 3, 2022, by and among SES AI Corporation, the Sponsor and certain other holders of SES AI Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.2#	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.3#	SES AI Corporation 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.4#	SES Holdings Pte. Ltd. 2021 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.5#	Employment Agreement, dated as of March 19, 2021, by and between Dr. Qichao Hu and SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.6#	Employment Agreement, dated as of February 16, 2021, by and between Jing Nealis and SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.7#	Employment Agreement, dated as of February 15, 2021, by and between Rohit Makharia and SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

Exhibit Number	Description

10.8#	Employment Agreement, dated as of May 24, 2016, by and between Yongkyu Son and SolidEnergy Systems Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.9#	Employment Agreement, dated as of March 23, 2021, by and between Joanne Ban and SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.10#	Employment Agreement, dated as of July 1, 2018, by and between Dr. Hong Gan and SolidEnergy Systems Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.11	Director Nomination Agreement dated as of July 12, 2021, by and among Ivanhoe Capital Acquisition Corp., SES Holdings Pte. Ltd. and General Motors Ventures LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.12	Board Observation Agreement, dated as of July 12, 2021, by and among Ivanhoe Capital Acquisition Corp., SES Holdings Pte. Ltd. and Hyundai Motor Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.13	Letter Agreement, dated January 6, 2021, by and among Ivanhoe, its executive officers and directors and Ivanhoe Capital Sponsor LLC (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.14	IPO Letter Agreement Amendment, dated as of July 12, 2021, by Ivanhoe Capital Sponsor LLC and the officers and directors of Ivanhoe Capital Acquisition Corp. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.15	English Translation of Shanghai Lease Agreement, dated as of August 28, 2018 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.16	English Translation of Amendment to Shanghai Lease Agreement, dated as of August 28, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.17	Commercial Lease Agreement, dated as of March 30, 2016, by and between SolidEnergy Systems Corp. and Cummings Properties, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.18	Amendment No. 1 to Commercial Lease Agreement, dated as of January 10, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.19	Amendment No. 2 to Commercial Lease Agreement, dated as of February 19, 2020 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.20	Amendment No. 3 to Commercial Lease Agreement, dated as of March 26, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.21	Amendment No. 4 to Commercial Lease Agreement, dated as of December 30 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.22#	Form of Restricted Share Award Grant (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.23#	Form of Share Option Award Grant (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

Exhibit Number	Description

10.24#	Form of Non-Disclosure and Non-Competition Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

10.25	Sponsor Letter Agreement, dated July 12, 2021, by and between Ivanhoe Capital Acquisition Corp. and Ivanhoe Capital Sponsor LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (File No. 333-258691), filed with the Securities and Exchange Commission on January 5, 2022).

10.26	Support Agreement, dated as of July 12, 2021, by and among Ivanhoe Capital Acquisition Corp. and certain shareholders of the SES Holdings Pte. Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4/A (File No. 333-258691), filed with the Securities and Exchange Commission on January 5, 2022).

10.27	Form of Subscription Agreement for Institutional Investors (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (File No. 333-258691), filed with the Securities and Exchange Commission on January 5, 2022).

10.28	Form of Subscription Agreement for Individual Investors (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (File No. 333-258691), filed with the Securities and Exchange Commission on January 5, 2022).

21.1	List of Subsidiaries of SES AI Corporation (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 8, 2022).

24.1	Power of Attorney (included on the signature page to this Annual Report).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
#	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SES AI CORPORATION

Date: March 31, 2022	By:	/s/ Qichao Hu
	Name:	Qichao Hu
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joanne Ban and Jing Nealis, and each or any one of them, his or her true and lawful attorneyin-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qichao Hu	Chief Executive Officer and Chairman	March 31, 2022
Qichao Hu	(Principal Executive Officer)

/s/ Jing Nealis	Chief Financial Officer	March 31, 2022
Jing Nealis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jang Wook Choi	Director	March 31, 2022
Jang Wook Choi

/s/ Robert Friedland	Director	March 31, 2022
Robert Friedland

/s/ Kent Helfrich	Director	March 31, 2022
Kent Helfrich

/s/ Eric Luo	Director	March 31, 2022
Eric Luo

/s/ Jiong Ma	Director	March 31, 2022
Jiong Ma

/s/ Michael Noonen	Director	March 31, 2022
Michael Noonen

SES AI Corporation
(Formerly Known as Ivanhoe Capital Acquisition Corp.)
Index to Consolidated Financial Statements

Page No.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm WithumSmith + Brown PC (PCAOB No: 100)	F-2

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from July 8, 2020 (inception) through December 31, 2020	F-4

Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from July 8, 2020 (inception) through December 31, 2020	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from July 8, 2020 (inception) through December 31, 2020	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
SES AI Corporation (formerly known as Ivanhoe Capital Acquisition Corp.)
Opinion on the Consolidated financial statements
We have audited the accompanying consolidated balance sheets of SES AI Corporation (formerly known as Ivanhoe Capital Acquisition Corp.) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from July 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
3
1
, 2022
PCAOB ID Number 100

SES AI CORPORATION
(FORMERLY KNOWN AS IVANHOE CAPITAL ACQUISITION CORP.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$117,282	$161,271
Prepaid expenses	608,904	—

Total current assets	726,186	161,271
Investments held in Trust Account	276,057,966	—
Deferred offering costs associated with the initial public offering	—	413,039

Total Assets	$276,784,152	$574,310

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$89,017	$13,785
Due to related party	20,532	—
Accrued expenses	795,586	68,346
Note payable - related party	—	500,000

Total current liabilities	905,135	582,131
Accrued liabilities	4,888,889	—
Convertible note – related party	1,152,680	—
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	25,324,530	—

Total liabilities	41,931,234	582,131

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 and -0- shares at redemption value of $10.00 per share as of December 31, 2021 and December 31, 2020, respectively	276,000,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(41,147,772)	(32,821)

Total shareholders’ deficit	(41,147,082)	(7,821)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,784,152	$574,310

The accompanying notes are an integral part of these consolidated financial statements.

SES AI CORPORATION
(FORMERLY KNOWN AS IVANHOE CAPITAL ACQUISITION CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period From July 8, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$7,238,072	$32,821
General and administrative expenses - related party	120,000	—

Total operating expenses	(7,358,072)	(32,821)
Other income (expenses):
Income from investments held in Trust Account	57,966	—
Change in fair value of derivative warrant liabilities	(3,176,530)	—
Change in fair value of convertible note – related party	(207,986)	—
Offering costs - derivative warrant liabilities	(855,043)	—

Net loss	$(11,539,665)	$(32,821)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	26,843,836	—

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.34)	$—

Basic and diluted weighted average ordinary shares outstanding, Class B ordinary shares	6,875,342	6,000,000

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.34)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SES AI CORPORATION
(FORMERLY KNOWN AS IVANHOE CAPITAL ACQUISITION CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2021
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - July 8, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(32,821)	(32,821)

Balance - December 31, 2020	—	$—	6,900,000	$690	$24,310	$(32,821)	$(7,821)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,310)	(29,575,286)	(29,599,596)
Net loss	—	—	—	—	—	(11,539,665)	(11,539,665)

Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(41,147,772)	$(41,147,082)

The accompanying notes are an integral part of these consolidated financial statements.

SES AI CORPORATION
(FORMERLY KNOWN AS IVANHOE CAPITAL ACQUISITION CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period From July 8, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(11,539,665)	$(32,821)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(57,966)	—
Change in fair value of derivative warrant liabilities	3,176,530	—
Change in fair value of convertible note – related party	207,986	—
Offering costs - derivative warrant liabilities	855,043	—
Changes in operating assets and liabilities:
Prepaid expenses	(608,904)	—
Accounts payable	75,232	—
Due to related party	20,532	—
Accrued expenses	684,374	6,213
Accrued liabilities	4,888,889	—

Net cash used in operating activities	(2,297,949)	(1,608)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(276,000,000)	—

Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Payment of note payable to related party	(500,000)	—
Proceeds received from initial public offering, gross	276,000,000	—
Proceeds received from private placement	7,520,000	—
Offering costs paid	(5,710,734)	—
Proceeds received from note payable to related party	—	408,341
Offering costs paid	—	(245,462)
Proceeds from convertible note to related party	944,694	—

Net cash provided by financing activities	278,253,960	162,879

Net change in cash	(43,989)	161,271
Cash - beginning of the period	161,271	—

Cash - end of the period	$117,282	$161,271

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accounts payable	$—	$13,785
Offering costs included in accrued expenses	$42,867	$62,133
Deferred offering costs paid by Sponsor under promissory note	$—	$91,659
Deferred underwriting commissions	$9,660,000	$—
The accompanying notes are an integral part of these consolidated financial statements

SES AI CORPORATION
(FORMERLY KNOWN AS IVANHOE CAPITAL ACQUISITION CORP.)
NOTES TO CONSOLIDATED BALANCE SHEETS
Note 1—Description of Organization and Business Operations
SES AI Corporation, formerly known as Ivanhoe Capital Acquisition Corp. prior to February 3, 2022 (the “Company”), is a blank check company incorporated as a Cayman Islands exempted company on July 8, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
On June 28, 2021, the Company formed a wholly owned subsidiary, Wormhole Merger Sub Pte. Ltd., a Singapore private company limited by shares (“Amalgamation Sub”).
Business Operations
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from July 8, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination, including activities in connection with the proposed acquisition of SES Holdings Pte. Ltd., a Singapore private company limited by shares (“SES”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
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
Business Combination
On February 3, 2022, we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement dated July 12, 2021 (the “Business Combination Agreement”), by and among Ivanhoe, Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and our direct wholly-owned subsidiary (“Amalgamation Sub”), and SES Holdings Pte. Ltd. (“SES”), a Singapore private company limited by shares. In connection with the closing of the Business Combination (the “Closing”), a business combination between the Company, Amalgamation Sub and SES was effectuated through the merger of Amalgamation Sub with and into SES, with SES continuing as the surviving company. On the Closing Date, we changed our name from Ivanhoe Capital Acquisition Corp. to “SES AI Corporation”.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
The Company successfully consummated its Business Combination on February 3, 2022.
As indicated in the accompanying financial statements, as of December 31, 2021, we had approximately $100,000 in our operating bank account and working deficit of approximately $200,000.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $500,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. On April 9, 2021, we issued an unsecured convertible promissory note (the “Convertible Note”) to our Chief Executive Officer, pursuant to which we may borrow up to $1,500,000 for ongoing expenses reasonably related to our business and the consummation of the Business Combination. The Convertible Note does not bear any interest. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). As of December 31, 2021, $945,000 was drawn on the convertible note—related party, presented at its fair value of approximately $1.2 million on the accompanying consolidated balance sheets. Subsequently, the loan was repaid in full with cash at the closing of our business combination on February 3, 2022. There were no amounts outstanding under the Convertible Note as of December 31, 2020.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we expect to be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).
Principles of Consolidation
The consolidated financial statements of the Company include its wholly-owned subsidiary, Wormhole Merger Sub Pte. Ltd., which was incorporated in Singapore on June 28, 2021, in connection with the planned business combination. All inter-company accounts and transactions are eliminated in consolidation.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020 held outside of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.
The Company has elected the fair value option to account for its Convertible Note with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Convertible Note—related party on the consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s consolidated balance sheets. As of December 31, 2020, there were no Class A ordinary shares subject to possible redemption.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Shares
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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 Class A ordinary share in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share ordinary for the year ended December 31, 2021 and for the period from July 8, 2020 (inception) through the year ended December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

			For the Period From July 8, 2020 (Inception) Through December 31, 2020
	For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(9,186,727)	$(2,352,938)	$—	$(32,821)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	26,843,836	6,875,342	—	6,000,000

Basic and diluted net loss per ordinary share	$(0.34)	$(0.34)	$—	$(0.01)

Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 21, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Recent Issued Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3—Initial Public Offering
On January 11, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including 3,600,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.8 million, of which approximately $9.7 million was for deferred underwriting commissions.
Each Unit consists of one Class A ordinary share and
one
-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 – Private Placement
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
Note 5 – Related Party Transactions
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

On April 9, 2021, the Company issued an unsecured convertible promissory note (the “Convertible Note”) to the Company’s Chief Executive Officer, pursuant to which the Company may borrow up to $1,500,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. The Convertible Note does not bear any interest. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Business Combination (such earlier date, the “Maturity Date”). The Chief Executive Officer will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of December 31, 2021, $945,000 was drawn on the convertible note—related party, presented at its fair value of approximately $1.2 million on the accompanying consolidated balance sheets. Subsequently, the loan was repaid in full with cash at the closing of our business combination on February 3, 2022. There were no amounts outstanding under the Convertible Note as of December 31, 2020.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. Administrative expenses were included within general and administrative expenses—related party in the consolidated statements of operations. For the year ended December 31, 2021, the Company incurred $120,000 in administrative expenses. As of December 31, 2021, $10,000 has been included in due to related party on the consolidated balance sheets. There were no administrative expenses incurred for the period from July 8, 2020 (inception) through December 31, 2020.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of December 31, 2021, approximately $10,000 is included in due to related party on the accompanying consolidated balance sheets. There were no balances outstanding as of December 31, 2020.
Note 6—Commitments and Contingencies
Registration Rights
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
Note 7—Derivative Warrant Liabilities
As of December 31, 2021, the Company had 9,200,000 Public Warrants and 5,013,333 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
10-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $18.00” and “—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00”), and the $
10.00
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
Redemption of warrants when the price per Class A ordinary share equals or exceeds $
18.00
:
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
Note 8 – Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2021, there were 27,600,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$276,000,000
Less:
Fair value of Public Warrants at issuance	(14,628,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,971,596)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	29,599,596

Class A ordinary shares subject to possible redemption	$276,000,000

Note 9—Shareholders’ Equity (Deficit)
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding. All issued and outstanding Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (See Note 8). As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Class
 B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.
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
one-for-one
basis.
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$276,057,966	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$16,100,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$9,224,530
Convertible note – related party	$—	$—	$1,152,680
As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The fair value of the Public Warrants as of December 31, 2021 was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs used in the valuation of the derivative warrant liabilities at their measurement dates:

As of December 31, 2021
Option term (in years)	5.09
Stock price	$9.95
Volatility	24.2%
Risk-free interest rate	1.26%
Expected dividends	0.00%
The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	22,148,000
Transfer of Public Warrants to Level 1 measurement	(14,628,000)
Change in fair value of derivative warrant liabilities	3,176,530

Derivative warrant liabilities at December 31, 2021	$10,696,530

The following table provides quantitative information regarding Level 3 fair value measurements inputs used by the estimated fair value of warrants that may be issued upon conversion of the Convertible Note at their measurement dates:

As of December 31, 2021
Option term (in years)	0.09
Stock price	$1.84
Volatility	72.1%
Risk-free interest rate	0.06%
Expected dividends	0.00%
The change in the fair value of the convertible note – related party measured with Level 3 inputs for year ended December 31, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Initial fair value of convertible note - related party	944,694
Change in fair value of convertible note - related party	207,986

Fair Value of convertible note - related party, December 31, 2021	$1,152,680

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were issued. Based on this evaluation, other than as noted in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.