Form 10-Q
period 2022-03-31
SES AI Corp
filed 2022-05-13
CIK 1819142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39845

SES AI Corporation

(Exact name of registrant as specified in its charter)

Delaware	98-1567584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Cabot Road Woburn, MA	01801
(Address of principal executive officers)	(Zip Code)

(339) 298-8750

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common stock, par value $0.0001 per share	SES	The New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SES WS	The New York Stock Exchange

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

As of May 9, 2022, there were 303,980,714 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that SES AI Corporation (the “Company”) believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the following risks:

●	changes in domestic and foreign business, market, financial, political and legal conditions, including but not limited to the ongoing conflict between Russia and Ukraine;
●	risks relating to the uncertainty of the projected financial information with respect to the Company;
●	risks related to the development and commercialization of the Company’s battery technology and the timing and achievement of expected business milestones;
●	the effects of competition on the Company’s business;
●	the ability of the Company to issue equity or equity-linked securities or obtain debt financing in the future;
●	the ability of the Company to integrate its products into electric vehicles (“EVs”)
●	the risk that delays in the pre-manufacturing development of the Company’s battery cells could adversely affect the Company’s business and prospects;
●	potential supply chain difficulties;
●	risks resulting from the Company’s joint development agreements (“JDAs”) and other strategic alliances, if such alliances are unsuccessful;
●	the quickly evolving battery market;
●	the Company’s ability to accurately estimate future supply and demand for its batteries;
●	the Company’s ability to develop new products on an ongoing basis in a timely manner;
●	product liability and other potential litigation, regulation and legal compliance;
●	the Company’s ability to effectively manage its growth;
●	the Company’s ability to attract, train and retain highly skilled employees and key personnel;
●	the willingness of vehicle operators and consumers to adopt EVs;
●	developments in alternative technology or other fossil fuel alternatives;
●	the Company’s ability to meet certain motor vehicle standards;
●	a potential shortage of metals required for manufacturing batteries;
●	risks related to the Company’s intellectual property;
●	risks related to the Company’s business operations outside the United States, including in China;
●	the uncertainty in global economic conditions and risks relating to health epidemics, including the COVID-19 pandemic and any operational interruptions;
●	the Company has identified material weaknesses in its internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls;

●	compliance with certain health and safety laws;
●	changes in U.S. and foreign tax laws; and
●	the other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2021.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements     SES AI Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$426,076	$160,497
Receivable from related party	7,537	7,910
Prepaid expenses and other current assets	7,416	1,563
Total current assets	441,029	169,970
Property and equipment, net	15,991	12,494
Intangible assets, net	1,708	1,626
Right-of-use assets, net	11,468	—
Restricted cash	475	475
Deferred offering costs	—	5,711
Other assets	3,742	3,077
Total assets	$474,413	$193,353
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$16,756	$4,712
Accrued compensation	2,766	2,117
Operating leases, current	1,693	—
Accrued expenses and other current liabilities	6,465	4,156
Total current liabilities	27,680	10,985
Sponsor Earn-Out liability	44,081	—
Operating leases, non-current	10,109	—
Other liabilities	137	749
Total liabilities	82,007	11,734
Commitments and contingencies (Note 8)
Redeemable Convertible Preferred Stock, $0.000001 par value – none authorized, issued and outstanding as of March 31, 2022; 213,960,286 shares authorized, issued and outstanding as of December 31, 2021 (aggregate liquidation preference of $271,148 as of December 31, 2021	—	269,941
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding as of March 31, 2022; none authorized, issued and outstanding as of December 31, 2021	—	—
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized as of March 31, 2022; 304,011,931 shares and 22,261,480 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; Class B shares, $0.0001 par value, 200,000,000 authorized as of March 31, 2022; 43,881,251 shares and 39,881,455 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	34	6
Additional paid-in capital	513,222	5,598
Accumulated other comprehensive income	476	367
Accumulated deficit	(121,326)	(94,293)
Total stockholders' equity (deficit)	392,406	(88,322)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$474,413	$193,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$4,067	$2,983
General and administrative	15,130	1,456
Total operating expenses	19,197	4,439
Loss from operations	(19,197)	(4,439)
Other (expense) income:
Interest income	23	2
Loss on change of fair value of Sponsor Earn-Out liability	(7,688)	—
Other (expense) income, net	(160)	842
Total other (expense) income, net	(7,825)	844
Loss before income taxes	(27,022)	(3,595)
Provision for income taxes	(11)	—
Net loss	(27,033)	(3,595)
Other comprehensive income (loss):
Foreign currency translation adjustment	109	(14)
Total comprehensive loss	(26,924)	(3,609)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.06)

Weighted-average shares outstanding, basic and diluted	219,180,317	60,781,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Three months ended March 31, 2021
							Accumulated
	Redeemable Convertible						Other	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Deficit
Balance – December 31, 2020	29,496,153	$82,044	10,245,074	$1	$835	$(63,038)	$133	$(62,069)
Retroactive application of reverse recapitalization upon Business Combination(1)	145,498,624	—	50,536,901	5	(5)	—	—	—
Balance — December 31, 2020, as converted	174,994,777	$82,044	60,781,975	$6	$830	$(63,038)	$133	$(62,069)
Stock-based compensation	—	—	—	—	72	—	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(3,595)	—	(3,595)
Balance — March 31, 2021	174,994,777	$82,044	60,781,975	$6	$902	$(66,633)	$119	$(65,606)

	Three months ended March 31, 2022
							Accumulated
	Redeemable Convertible						Other	Total
	Preferred Stock		Class A and Class B Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	(Deficit) Equity
Balance – December 31, 2021	36,064,095	$269,941	10,474,509	$—	$5,604	$(94,293)	$367	$(88,322)
Retroactive application of reverse recapitalization upon Business Combination(1)	177,896,191	—	51,668,426	6	(6)	—	—	—
Balance — December 31, 2021, as converted	213,960,286	$269,941	62,142,935	$6	$5,598	$(94,293)	$367	$(88,322)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization upon Business Combination	(213,960,286)	(269,941)	213,960,286	21	269,920	—	—	269,941
Business Combination and PIPE Financing, net of redemptions and transaction costs (2)	—	—	71,767,824	7	234,514	—	—	234,521
Forfeitures of Earn-Out restricted shares	—	—	(9,080)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,186	—	—	3,186
Foreign currency translation adjustments	—	—	—	—	—	—	109	109
Issuance of common stock upon exercise of stock options	—	—	31,217	—	4	—	—	4
Net loss	—	—	—	—	—	(27,033)	—	(27,033)
Balance — March 31, 2022	—	$—	347,893,182	$34	$513,222	$(121,326)	$476	$392,406

(1)	Included in the share number is 39,881,455 shares of Class B common stock as of December 31, 2020 and 2021 issued upon recapitalization to the SES Founder Group (defined in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies) based on the number of shares held by such executive prior to the recapitalization multiplied by 5.9328 (the “Exchange Ratio”).
(2)	Includes issuance of 33,793,878 restricted shares of Class A common stock and 3,999,796 restricted shares of Class B common stock, subject to vesting.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,033)	$(3,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	440
Loss on change of fair value of Sponsor Earn-Out liability	7,688	—
Stock-based compensation	3,186	72
PPP note forgiveness	—	(840)
Changes in operating assets and liabilities that provide (use) cash:
Receivable from related party	373	—
Prepaid expenses and other assets	(6,453)	(405)
Accounts payable	5,448	(518)
Accrued compensation	649	994
Operating leases liabilities	(315)	—
Accrued expenses and other liabilities	1,232	713
Net cash used in operating activities	(14,815)	(3,139)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,542)	(265)
Purchase of short-term investments	—	(810)
Maturities of short-term investments	—	13,101
Purchases of intangible assets	(117)	—
Net cash (used in) provided by investing activities	(2,659)	12,026
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Business Combination and PIPE Financing	282,940	—
Proceeds from stock option exercises	4	—
Net cash provided by financing activities	282,944	—
Effect of exchange rates on cash and cash equivalents	109	(190)
Net increase in cash, cash equivalents and restricted cash	265,579	8,697
Cash, cash equivalents and restricted cash at beginning of period	161,044	2,728
Cash, cash equivalents and restricted cash at end of period	$426,623	$11,425
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accounts payable and accrued expenses related to purchases of property and equipment	$1,983	$—
Conversion of Redeemable Convertible Preferred Stock to shares of Class A Common Stock	$(269,941)	$—
AP and accrued expenses related to professional fees	$(12,954)	$—
Liabilities of Ivanhoe acquired in the Business Combination	$(387)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

1.  Nature of Business

Organization

SES AI Corporation, and consolidated subsidiaries (together the “Company”) consists of SES AI Corporation (“SES”), and its wholly-owned subsidiaries: SES Holdings Pte. Ltd. (“SES Holdings” or “Old SES”), SolidEnergy Systems, LLC (the “SES LLC”), SolidEnergy (Shanghai) Co., Ltd. (the “SES Shanghai”), SolidEnergy Systems Securities Corporation (the “SES Securities”), Viking Power Systems Pte. Ltd. (the “SES Viking”), and Massachusetts Solid Energy Co., Ltd. (the “SES Korea”).

SES Holdings is a Singapore private company limited by shares formed in November 2018. SES LLC is a Delaware limited liability company formed in November 2018 as a result of the conversion from a corporation to a limited liability company by SolidEnergy Systems Corp, a Delaware corporation formed in April 2012. SES Shanghai was registered in Shanghai, China in November 2018. SES Securities was incorporated in December 2017 as a Massachusetts Security Corporation. SES Viking is a Singapore private company limited by shares formed in May 2019. SES Korea was registered in South Korea in November 2021.

The Company is engaged in the research and development of Lithium-Metal (“Li-Metal”) rechargeable batteries for electric vehicles (“EVs”). Since the Company’s founding in 2012, the Company has been committed to developing the world’s most advanced EV batteries. The Company’s Li-Metal batteries have been designed to combine the high energy density of Li-Metal with cost-effective manufacturability at scale. The Company’s headquarters are located in Boston with research and development facilities located there and in Shanghai, China. Principal operations had not yet commenced as of March 31, 2022, and the Company has not derived revenue from its principal business activities.

Prior to the closing of the Business Combination (the “Closing”), Ivanhoe migrated out of the Cayman Islands and domesticated as a Delaware corporation (the “Domestication”) and changed its name to “SES AI Corporation.” On February 3, 2022 (the “Closing Date”), Ivanhoe Capital Acquisition Corp. (“Ivanhoe”), a Cayman Islands exempted company, and Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct, wholly-owned subsidiary of Ivanhoe (“Amalgamation Sub”), consummated the previously announced Business Combination (the “Business Combination”) pursuant to which, among other things, Amalgamation Sub merged with and into Old SES, with Old SES surviving the Business Combination as a wholly-owned subsidiary of SES. See Note 3 – Business Combination for additional information.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and are unaudited. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Old SES as of and for the year ended December 31, 2021 included in Amendment No. 1 to SES’s Current Report on Form 8-K filed with the SEC on March 31, 2022 (the “Super 8-K Amendment”).

As a result of the Business Combination completed on February 3, 2022, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.

Impact of Novel Coronavirus

Since the emergence of a novel strain of coronavirus (“COVID-19”) in December 2019, the COVID-19 pandemic has continued to spread globally and has led governments and other authorities around the world to impose varying degrees of measures intended to reduce its spread and address the resurgences of the COVID-19 variants as the arise. Depending on the jurisdiction, these measures have become more or less restrictive based on the changing conditions, such as the emergence of new variants, the infections and hospitalization trends, as well as public vaccinations status.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption worldwide. The effects and potential effects of COVID-19 include, but are not limited to, its impact on general economic conditions, trade and financing markets and changes in customer behavior, and significant uncertainty in the overall continuity in business operations. The spread of COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of manufacturers and suppliers of EVs and EV batteries, and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis may cause a decrease in the demand for EV batteries if fleet operators delay purchases of EVs, or if fuel prices for internal combustion engine do not create enough of an incentive to accelerate the migration from internal combustion engine vehicles to EVs, an increase in costs resulting from the efforts of manufacturers of EVs or EV batteries to mitigate the effects of COVID-19 and delays in EV manufacturers’ schedules to full commercial production of EVs and disruptions to these supply chains, among other negative effects.

The recent spikes in COVID-19 cases in Shanghai resulted in government-mandated temporary shutdowns at our Shanghai location. As a result of these measures, we have had to limit the number of employees and contractors at that manufacturing facility, which as of May 12, 2022, has caused a delay of over a month in our development, testing and manufacturing efforts and in our product schedule and our ability to obtain materials from our suppliers in the affected area. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected. We continue to monitor closely the impact of COVID-19 on all aspects of our business and geographies, including its impact on our employees, suppliers, business partners and potential distribution channels and customers. The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect on our business due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

Liquidity

Historically, the Company’s principal sources of liquidity have been the proceeds from a series of financing transactions with investors that have provided the Company with the necessary cash and cash equivalents to support its research and development activities. On February 3, 2022, as a result of the aforementioned Business Combination and PIPE Financing (as defined below), the Company received $286.0 million in net proceeds.

Since inception, the Company has not achieved profitable operations or positive cash flows from operations, and it expects to incur losses in future periods. As of March 31, 2022, the Company had total cash, cash equivalents and restricted cash of $426.6 million and an accumulated deficit of $121.3 million. The Company’s ability to fund its ongoing efforts is dependent on its ability to continue to raise the necessary capital through future financing and capital transactions, on an as needed basis, as well as the success of the Company’s development and commercialization efforts and, ultimately, upon market acceptance of the Company’s products.

These condensed consolidated financial statements have been prepared on a going concern basis. Management believes that the Company’s current cash and cash equivalents as of March 31, 2022 are adequate to meet its needs for the next twelve months from the issuance of these condensed consolidated financial statements.

Significant Accounting Policies

During the three months ended March 31, 2022, there have been no significant changes to the Company’s significant accounting policies as disclosed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies of the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Super 8-K Amendment, except as described below:

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, as well as the revenues, if any, and expenses incurred during the reporting periods. Significant estimates include those related to the fair value of common stock prior to the Business Combination and other assumptions used to measure (i) stock-based compensation including certain restricted share awards with market conditions, (ii) term, volatility, risk-free interest rate and probability of change of control with respect to valuation of sponsor earn-out liability and (iii) valuation of deferred tax assets and uncertain income tax positions. The Company bases its estimates on available historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.

Leases

The Company adopted ASC 842, Leases, with an initial application date of January 1, 2022, using the modified retrospective method with certain optional transition relief. As part of the transition, the Company implemented new processes to enable the preparation of financial information on adoption, and elected the following practical expedients, which allow the Company to:

●	not reassess prior conclusions of (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases, and (iii) the initial direct costs for any existing leases;
●	combine the lease and non-lease components for all classes of assets; and
●	not record right-of-use (“ROU”) assets and corresponding lease liabilities with a lease term of 12 months or less.

For contracts executed on or after January 1, 2022, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, the Company determines that a lease exists when: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all economic benefits from use of the asset, and (3) the Company has the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

At the lease commencement date, the Company recognizes ROU asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The ROU asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The ROU asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, less any lease incentives received. All ROU assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using the Company’s incremental borrowing rate for its collateralized loan with a similar term as the underlying leases.

Lease payments included in the measurement of lease liabilities consist of (1) fixed lease payments for the noncancelable lease term, (2) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (3) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of the Company’s real estate lease agreements require variable lease payments that do not depend on an underlying index or rate established at lease commencement. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Lease expense for finance leases consists of the depreciation of assets obtained under finance leases on a straight-line basis over the lease term and interest expense on the lease liability based on the discount rate at lease commencement. For both operating and finance leases, lease payments are allocated between a reduction of the lease liability and interest expense.

See Note 7 - Leases for additional information about the Company’s leases.

Sponsor Earn-Out Liability

On February 2, 2022, in connection with the Domestication, 6,900,000 of Ivanhoe’s Class B ordinary shares held by Ivanhoe Capital Sponsor LLC (the “Sponsor”) converted into an equal number of shares of duly authorized, validly issued, fully paid and nonassessable Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), of the Company. At Closing, these 6,900,000 shares of Class B Common Stock converted into an equal number of shares of duly authorized, validly issued, fully paid and nonassessable Class A common stock par value $0.0001 per share (the “Class A Common Stock”, and together with the Class B Common Stock, “Common Stock”), of the Company

(the “Sponsor Earn-Out Shares”). These Sponsor Earn-Out Shares are subject to certain transfer restrictions and forfeiture terms following the Closing, which will be released as follows:

●	20% are subject to transfer restrictions until the date that is 180 days after the Closing (“Tranche 1”);

●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $12.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 2”);

●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $14.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 3”);

●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $16.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 4”); and

●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $18.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 5”).

If there is a change in control of SES at a per share value of greater than $18.00, then 100% of the Sponsor Earn-Out Shares will be released from these transfer restrictions; however if the per share value is less than $18.00 upon a change in control, then the Sponsor Earn-Out Shares will be released pro rata based on the per share value of the change in control and the stock price thresholds for release specified above. Any Sponsor Earn-Out Shares not released will be forfeited and cancelled.

The Sponsor Earn-Out Shares in Tranche 1 are accounted for as equity instruments because they are legally owned by the Sponsor and are subject only to transfer restrictions that lapse 180 days after the Closing and cannot be forfeited, and as such meet the equity classification criteria in accordance with ASC 505, Equity. The Sponsor Earn-Out Shares under Tranche 2, Tranche 3, Tranche 4 and Tranche 5 are accounted for as a derivative liability measured at fair value, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss at each reporting period, because the earn-out triggering events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the shares of Class A Common Stock. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing Date was estimated using a Monte Carlo simulation model and was determined to be $36.4 million. As of March 31, 2022, the Earn-Out Triggering Events were not achieved for any of Tranche 2 to Tranche 5, and as such the Company adjusted the carrying amount of the derivative liability to its estimated fair value of $44.1 million, as recorded within Sponsor Earn-Out liability on the condensed consolidated balance sheet. The change in the fair value of $7.7 million in the Sponsor Earn-Out liability is included within other (expense) income, net on the condensed consolidated statement of operations and comprehensive loss. See Note 5 – Fair Value, for further information on fair value.

Common Stock Warrants

Prior to the Business Combination, Ivanhoe had issued 9,200,000 public warrants (“Public Warrants”) and 5,013,333 private placement warrants (“Private Warrants” and collectively with the Public Warrants, the “Warrants”) which were assumed by the Company at Closing. On February 1, 2022, prior to Closing, the Ivanhoe warrant holders approved certain amendments to the terms of the Warrants such that the Warrants met the derivative scope exception for contracts in the Company’s own stock and were recorded in stockholders’ equity. Prior to the amendment, the Warrants were accounted for as derivative liabilities measured at fair value, with changes in fair value recorded in the consolidated statement of operations and comprehensive loss at each reporting period. Each whole Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Pursuant to the Warrant agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of Class A Common Stock. This means only a whole Warrant may be exercised at a given time by a warrant holder.

The amendments, among other things, include the following:

(i) amendments to the rights specific to the Private Warrants such that (a) the rights specific to Private Warrants are retained by the holder thereof regardless of such holder’s identity, (b) the Private Warrants are no longer subject to redemption by the Company when such warrants are trading at a price equal to or in excess of $10.00 per share but less than $18.00 per share and (c) the Private Warrants are no longer generally exercisable on a “cashless basis”;

((ii) eliminates the Company’s ability to redeem any Public Warrants unless the Class A Common Stock is trading at a price equal to or in excess of $18.00 per share; and

(iii) removes certain language related to the treatment of Warrants in the event of a tender offer for the shares underlying such Warrants.

Subsequent to the Closing, the Company registered 14,213,280 shares of Class A Common Stock issuable upon the exercise of the Warrants.

Earn-Out Shares

In connection with the Business Combination, holders of Old SES common stock, redeemable convertible preferred stock, options and restricted shares received 29,999,947 earn-out shares of Common Stock, including (i) 23,691,182 shares of Class A Common Stock (the “Earn-Out Shares”) issued for the benefit of the former holders of Old

SES common and redeemable convertible preferred stock; (ii) 2,308,969 shares of restricted Class A Common Stock (the “Earn-Out Restricted Shares”) issued to Old SES option holders and pre-Closing recipients of Old SES restricted shares; and (iii) 3,999,796 shares of Class B Common Stock (“Founder Earn-Out Shares”) issued to the CEO and certain entities affiliated with the CEO (the “SES Founder Group”).

The Earn-Out Shares and the Founder Earn-Out Shares (collectively, the “Escrowed Earn-Out Shares”) were placed into escrow at the Closing and shall vest on the date that the closing price of shares of Class A Common Stock is equal to or greater than $18.00 during the period beginning on the date that is one year following the Closing and ending on the date that is five years following the Closing. The Earn-Out Restricted Shares are subject to vesting based on the same terms as the Escrowed Earn-Out Shares and are also subject to forfeiture if such recipient’s service with the Company terminates prior to vesting. If, during the earn-out period of five years, there is a change in control transaction at a per share price of greater than or equal to $18.00 per share, then all 29,999,947 earn-out shares will vest immediately prior to the consummation of such change in control.

The Escrowed Earn-Out Shares to be released upon achievement of the vesting condition are classified as equity instruments and recorded at fair value in stockholders’ equity as vesting is indexed to the common stock of the Company. The Earn-Out Restricted Shares are accounted for as equity awards issued to employees subject to time and market vesting conditions.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards made to employees, directors, and non-employees,  including stock options and restricted share awards based on estimated fair values as of the grant date. Non-employee stock-based awards have not been material through March 31, 2022.

Awards with only service vesting conditions:

The fair value of stock options granted is estimated using the Black-Scholes option valuation model, which requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the underlying common stock, the expected term of the stock option (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the price of the Company’s common stock, the expected risk-free interest rate and the expected dividend yield of the Company’s common stock. The fair values of restricted share awards are determined based upon the fair value of the underlying common stock at the date of grant. The Company expenses stock-based compensation using the straight-line method over the requisite service period of all awards, which generally is the same as the vesting term. The Company accounts for forfeitures when they occur. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Awards with service vesting and market conditions:

In connection with the Business Combination, Old SES option holders and Old SES restricted shareholders received 2,308,969 Earn-Out Restricted Shares. The Earn-Out Restricted Shares are accounted for as a single tranche equity award issued to employees subject to time and market vesting conditions. The estimated fair value of the Earn-Out Restricted Shares is determined using Monte Carlo simulation model and the effect of the market vesting condition is reflected in the grant date fair value of the award. Monte Carlo simulations are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such equity awards based on a large number of possible stock price path scenarios. Compensation cost is recognized on a straight-line basis over the over the derived service period (same as requisite service period) which is 1.45 years, irrespective of whether the market vesting condition is satisfied.

Net Loss Per Share

Upon recapitalization, net loss per share calculations for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the Exchange Ratio established in the Business Combination, including the issuance of Class A Common Stock and Class B Common Stock to Old SES common stockholders. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of its redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As the liquidation and dividend rights of Class A Common Stock and Class B Common Stock are identical, the net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A Common Stock and Class B Common Stock under the two-class method.

Basic net loss per share attributable to Class A Common Stock and Class B Common Stock stockholders was computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s redeemable convertible preferred stock, stock options, Warrants, Sponsor Earn-Out Shares, restricted shares subject to vesting, Escrowed Earn-Out Shares subject to vesting, and Earn-Out Restricted Shares awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842), and has since issued several updates, amendments, and technical improvements to ASU 2016-02. Topic 842 generally requires that lessees recognize operating and financing liabilities for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term.

Topic 842 also requires additional disclosures about leasing arrangements related to discount rates, lease terms, and the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 is effective for financial statements issued for fiscal years beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of 2022. The Company has elected the package of practical expedients, that allows the Company not to reassess prior conclusions of (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date and (iii) initial direct costs for any existing leases as of the adoption date. The Company has also elected to account for lease and non-lease components as a single lease component. In addition, the Company has elected not to recognize ROU assets and liabilities for short-term leases with terms of twelve months or less.

The adoption of Topic 842 on January 1, 2022 resulted in the Company’s recognition of ROU assets of approximately $11.9 million, adjusted for deferred rent and lease incentives as of the adoption date, and lease liabilities for operating leases of approximately $12.6 million on the Company’s condensed consolidated balance sheets, with no material impact to the condensed consolidated statements of operations and cash flows.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The Company’s adoption of this guidance on January 1, 2022 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

The Company has reviewed all other accounting pronouncements issued during the three months ended March 31, 2022 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

3.  Business Combination

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Ivanhoe was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Old SES with the Business Combination treated as the equivalent of Old SES issuing stock for the net assets of Ivanhoe, accompanied by a recapitalization. The net assets of Ivanhoe are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Old SES. As a result, the unaudited condensed consolidated financial statements included in this report reflect (i) the historical operating results of Old SES prior to the Business Combination; (ii) the combined results of the Company and Old SES following the Closing; (iii) the assets and liabilities of Old SES at their historical cost; and (iv) the Company’s equity structure for all periods presented as discussed below.

In connection with the Business Combination, the Company received $326.1 million in gross proceeds, including a contribution of $51.6 million of cash held in Ivanhoe’s trust account net of redemption of Ivanhoe Class A common stock held by Ivanhoe’s public stockholders and a $274.5 million private investment in public equity (the “PIPE Financing”) at $10.00 per share of Class A Common Stock, prior to the payment of transaction costs and other amounts.

At Closing, the following occurred:

●	Each share of Old SES common stock, excluding shares held by the SES Founder Group, and each redeemable convertible preferred share that was outstanding immediately prior to the Closing was cancelled and converted into a number of fully paid and nonassessable shares of Class A Common Stock equal to the Exchange Ratio, rounded down to the nearest whole number;
●	Each share of Old SES common stock held by the SES Founder Group that was outstanding immediately prior to the Closing was cancelled and converted into a number of fully paid and nonassessable shares of Class B Common Stock equal to the Exchange Ratio, rounded down to the nearest whole number;
●	Each Old SES restricted share that was granted and subject to restrictions (including vesting) immediately prior to the Closing was assumed by the Company and converted into a number of shares of restricted Class A Common Stock equal to the Exchange Ratio, rounded down to the nearest whole number, which remain subject to the same terms and conditions as were applicable prior to the Closing; and
●	Each Old SES option that was outstanding immediately prior to the Closing, whether vested or unvested, was assumed by the Company and converted into an option to acquire Class A Common Stock with the same terms as were applicable prior to the Closing, except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio, rounded down to the nearest whole number.

Additionally, (i) in connection with the Domestication on February 2, 2022, 6,900,000 shares of Ivanhoe’s Class B ordinary shares held by the Sponsor converted, on a one-for-one basis, into shares of Class B Common Stock and at Closing converted into an equal number of Class A Common Stock and (ii) at Closing, holders of Old SES common stock, redeemable convertible preferred stock, options and restricted shares received 29,999,947 earn-out shares of the Company’s common stock.

In connection with the Business Combination, the Company incurred $46.3 million of transaction costs, consisting of underwriting, legal, and other professional fees, of which $41.6 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $4.7 million was expensed immediately.

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 (in thousands):

Cash - Ivanhoe's trust and cash, net of redemptions	$51,590
Cash - PIPE Financing	274,500
Less: Non-Transaction costs relating to Ivanhoe in conjunction with Closing	(13,149)
Less: Transaction costs and advisory fees paid	(26,972)
Net proceeds from Business Combination and PIPE Financing at Closing	285,969
Less: Transaction costs paid post Closing	(3,029)
Financing cash inflow from Business Combination and PIPE Financing	282,940
Add: Transaction costs expensed relating to liabilities assumed upon the Business Combination	4,649
Less: Transactions costs paid on or before December 31, 2021	(3,334)
Less: Sponsor Earn-Out Liability	(36,393)
Less: Liabilities assumed from Ivanhoe	(387)
Less: Accrued transaction costs	(12,954)
Net contributions from Business Combination and PIPE Financing	$234,521

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Ivanhoe Class A common stock, outstanding prior to Business Combination	27,600,000
Less: Redemption of Ivanhoe Class A common stock	(22,455,850)
Ivanhoe Class A common stock, net of redemptions	5,144,150
Ivanhoe Class B ordinary shares, converted to Class A Common Stock upon Closing	6,900,000
Total Ivanhoe Class A Common Stock	12,044,150
PIPE Investors — Class A Common Stock	27,450,000
Old SES common and preferred shares (other than SES Founder Group) converted to Class A Common Stock	236,221,766
Old SES Restricted Shares converted to restricted shares of Class A Common Stock	2,273,727
SES Founder Group shares of common stock converted to shares of Class B Common Stock	39,881,455
Founder Earn-Out Shares (Class B Common Stock)	3,999,796
Earn-Out Shares (Class A Common Stock)	23,691,182
Earn-Out Restricted Shares (Class A Common Stock)	2,308,969
Total	347,871,045
Less: Shares of Old SES outstanding prior to Business Combination and PIPE Financing	(276,103,221)
Business Combination and PIPE Financing Shares	71,767,824

4.  Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(Unaudited)
Cash	$152,393	$157,483
Cash equivalents:
Money market funds	273,683	3,014
Restricted cash:
Certificates of deposit (1)	547	547
Total cash, cash equivalents, and restricted cash	$426,623	$161,044

(1) Includes $0.1 million included in prepaid and other current assets on condensed consolidated balance sheet.

5.  Fair Value

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents in money market funds	$273,683	$—	$—	$273,683
Restricted cash in certificates of deposit	—	547	—	547
	$273,683	$547	$—	$274,230

Liabilities
Sponsor Earn-Out liability	$—	$—	$44,081	$44,081

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents in money market funds	$3,014	$—	$—	$3,014
Restricted cash in certificates of deposit	—	547	—	547
	$3,014	$547	$—	$3,561

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2022.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out Shares liability (level 3 financial liability) measured at fair value using significant unobservable inputs (in thousands):

Balance as of December 31, 2021	$—
Additions during the period	36,393
Change in fair value	7,688
Balance as of March 31, 2022	$44,081

Valuation of Sponsor Earn-Out liability

The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	March 31, 2022	February 3, 2022 (Closing Date)
Stock price	$9.05	$7.68
Expected volatility	76.00%	81.00%
Risk free rate	2.42%	1.63%
Contractual term (in years)	4.8	5.0
Expected dividends	0%	0%

Expected stock price: The price of Class A Common Stock as of the valuation date was simulated from the Closing Date through the end of the earn-out period following Geometric Brownian Motion.

Expected volatility: The volatility rate was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon  U.S. Treasury notes with maturities corresponding to the expected five-year term of the earn-out period.

Expected term: The expected term is the five-year term of the earn-out period.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future.

6.  Accrued compensation, accrued expenses and other current liabilities

The table below summarizes accrued compensation, accrued expenses and other liabilities which consists of the following (in thousands):

Accrued compensation consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(Unaudited)
Accrued bonus	$1,827	$1,553
Other	939	564
Accrued compensation	$2,766	$2,117

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(Unaudited)
Advance payments received under joint development agreements	$2,525	$1,978
Accrued professional services	1,806	1,099
Accruals for construction of property and equipment	1,610	71
Income taxes payable	255	226
Deferred rent liabilities	—	250
Other	269	532
Accrued expenses and other current liabilities	$6,465	$4,156

7.  Leases

Operating Lease Commitments

The Company’s operating leases consist primarily of leases for office, and plant spaces, and have a remaining term of approximately seven years on average.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company recognized ROU assets and lease liabilities for such leases in connection with its adoption of ASC 842 as of January 1, 2022. The Company reports operating lease ROU assets in operating lease ROU assets, and the current and non-current portions of its operating lease liabilities in lease liability – current, and lease liability – non-current, respectively.

In August 2016, the Company entered into an operating lease agreement to lease an office space in Woburn, Massachusetts with the lease term expiring in August 2021. Under the lease agreement, the Company has one five-year renewal option through August 2026. In May 2020, the Company extended the term of the lease by 5 years through August 2026. In February and March 2021, the Company amended the lease agreement. Under the terms of these amendments, the Company increased its leased space and the total base rental payments increased from approximately $0.8 million to approximately $1.5 million per year subject to annual cost of living increases up to 3%. The expiration date of the amended lease coincides with the expiration date of the original lease in accordance with the terms of prior amendments. In December 2021, the Company further amended the lease agreement. Under the terms of this amendment, the Company reduced its leased space and total base rental payments decreased from approximately $1.5 million to approximately $0.8 million per year subject to annual cost increases up to 3%. The amendment includes obligation to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term), only if the new tenant does not pay monthly rental amount and lessor has provided a notice to collect the relinquishment charges from the Company. As of March 31, 2022, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

In September 2018, the Company entered into an operating lease agreement to lease a manufacturing space in Shanghai, China with the original lease term expiring in August 2023 with renewal terms that can extend the lease term by providing application for renewal at least 90 days before the expiry. The annual rent payment per lease is $0.6 million subject to an annual cost increase of 3%. In September 2021, the Company amended the lease agreement for its facility in Shanghai, China. Under the terms of this amendment, the Company increased its leased space and the total base rental payments increased to approximately $1.3 million per year. The expiration date of the amended lease will be August 2026.

The following table is a summary of the components of net lease cost (in thousands):

March 31,
2022
Operating lease cost	$603
Short-term lease costs	10
Net lease cost	$613

Supplemental cash flow information related to leases (in thousands):

Three Months Ended
March 31,
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$963
ROU assets obtained in exchange for lease obligations:
Operating leases	-

The following table summarizes the maturity of lease liabilities under operating leases (in thousands):

March 31,
2022
Year Ending December 31,	Operating Leases
Remainder of 2022	$1,397
2023	2,275
2024	2,322
2025	2,380
2026	1,693
Thereafter	4,253
Total future lease payments	14,320
Less: imputed interest	(2,547)
Total future lease payments	11,773

8.  Commitments and Contingencies

Commitments

The Company has entered into multiple Joint Development Agreements (each a “JDA” and collectively referred to as the “JDAs”) with strategic original equipment manufacturers of automotives (“OEM Partners”) to develop A-Sample battery cells over the next two to three years. Under the terms of the JDAs, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM Partners which involves expenditures related to engineering efforts and purchases of related equipment with an agreed-upon value of up to $50 million.

In March 2022, the Company entered into a construction and fit-out agreement with a landlord to build a pre-production facility in South Korea and expects to incur approximately $17 million in construction costs. The terms of the agreement effectively state that upon the completion of the construction the Company shall lease the facility from the landlord for a period of two years provided the Company may request a renewal for the same period. The landlord and the Company expect to further modify and finalize the lease terms prior to the commencement of the lease.

Standby Letters of Credit

During the course of ordinary business, the Company’s financial institution issues standby letters of credit on behalf of the Company to certain vendors of the Company. As of March 31, 2022, the total value of the letters of credit issued by the financial institution are $0.5 million. The letters of credit are related to deposits which the Company is required to make under its operating leases. No amounts have been drawn under the standby letters of credit.

Legal Contingencies

From time-to-time, the Company may be subject to claims arising in the ordinary course of business or become involved in litigation or other legal proceedings. While the outcome of such claims or other proceedings cannot be predicted with certainty, the Company’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, would not have a material effect on the Company’s financial condition, results of operations or cash flows.

Indemnifications

The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, partnerships, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, and applicable indemnification agreements. The Company maintains insurance, including commercial general liability insurance, product liability insurance, and directors and officers insurance to offset certain potential liabilities under these indemnification provisions. To date, there have been no claims under these indemnification provisions.

9.   Income Taxes

The effective tax rate was 0% and 0% for the three months ended March 31, 2022 and 2021, respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of March 31, 2022 and December 31, 2021 and the recording of uncertain tax positions and interest expense.

The Company’s deferred tax assets principally result from U.S. net operating loss carryforwards and research credits. Utilization of these attributes is dependent upon future levels of taxable income and may be subject to annual limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. Such limitations may result in the expiration of these attributes before their utilization. The Company is evaluating the impact of the equity transactions that have occurred during the three months ended March 31, 2022, however it does not believe there will be a material impact to the attributes.

During the three months ended March 31, 2022, there were no significant changes to the total amount of unrecognized tax benefits.

10.  Stock-Based Compensation

Old SES established its initial share incentive plan in 2013 (the “2013 Plan”), which was subsequently replaced with a new share incentive plan in 2018 (the “2018 Plan”). Under the terms of the 2013 Plan and 2018 Plan certain shares were reserved for the issuance of incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to employees, officers, directors, consultants and advisors. On March 30, 2021, the Company amended the 2018 Plan with the SES Holdings Pte. Ltd. 2021 Share Incentive Plan (the “2021 Plan”) and increased the total shares reserved for future issuance by 486,975 shares. Upon approval of the 2021 Plan, any shares that, as of the date of stockholder approval, were reserved but not issued pursuant to any awards granted under the Company’s 2018 Plan were rolled into the 2021 Plan. In addition, any shares subject to stock options or similar awards granted under the 2018 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2018 Plan that are forfeited or repurchased by the Company would be rolled into the 2021 Plan. The 2021 Plan provided for the discretionary grant of ISOs, NSOs, and restricted stock awards (“RSAs”).

In connection with the Business Combination, the 2021 Plan was terminated, the remaining unallocated share reserve under the 2021 Plan was cancelled and no new awards will be granted under the 2021 Plan. 20,748,976 options and 2,273,727 RSAs (as converted, due to retroactive application of reverse recapitalization) outstanding under the 2021 Plan at Closing were assumed by the Company under the SES AI Corporation 2021 Plan (defined below).

The options and RSAs assumed under the SES AI Corporation 2021 Plan (defined below) generally vest 25% upon completion of one year of service and 1/48 per month thereafter, however in certain instances options have been granted with immediate vesting. The assumed options generally expire 10 years from the date of grant.

SES AI Corporation 2021 Plan

In connection with the Business Combination, the Company adopted the SES AI Corporation 2021 Incentive Award Plan (the “SES AI Corporation 2021 Plan”) under which 36,862,002 shares of Class A Common Stock were initially reserved for issuance of ISOs, NSOs, stock appreciation rights, RSAs, restricted stock units, other stock-based awards, other cash-based awards, dividend equivalents, and performance compensation awards. In addition and subject to certain limitations, any shares subject to awards granted under the 2021 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2021 Plan that are forfeited or repurchased by the Company shall roll into the SES AI Corporation 2021 Plan. The SES AI Corporation 2021 Plan allows for the maximum number of shares issuable to automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to two percent of the total number of shares of Class A Common Stock outstanding on December 31st of the preceding year.

As of March 31, 2022, the Company had 36,865,265 shares of Class A Common Stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the SES AI Corporation 2021 Plan.

Earn-Out Restricted Shares

In connection with Business Combination, 2,308,969 Earn-out Restricted Shares were issued to Old SES option holders and pre-Closing  recipients of Old SES RSAs. The Earn-Out Restricted Shares are accounted for as a single tranche equity award issued to employees subject to time and share price vesting hurdle. The Earn-Out Restricted Shares shall vest on the date that the closing price of shares of Class A Common Stock is equal to or greater than $18.00 during the period beginning on the date that is one year following the Closing and ending on the date that is five years following the Closing. The Earn-Out Restricted Shares are also subject to forfeiture if a recipient’s service terminates prior to the vesting.

The estimated fair value of the Earn-Out Restricted Shares is determined using Monte Carlo simulation model and the effect of the market condition is reflected in the grant date fair value of the award. The aggregate grant date fair value of the Earn-Out Restricted Shares is $15.8 million. The grant date fair value of Earn-Out Restricted Shares is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The valuation models incorporated the following key assumptions:

Restricted
Earn-Out
Shares
Expected stock price	$7.68
Expected volatility	81.0%
Risk-free rate	1.63%
Expected term (in years)	5.0

Expected stock price: The price of Class A Common Stock as of the valuation date was simulated from the Closing Date through the end of the earn-out period following Geometric Brownian Motion.

Expected volatility: The volatility rate was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to SES’s business corresponding to the expected term of the awards.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term of the earn-out period.

Expected term: The expected term is the five-year term of the earn-out period.

The Company recognized stock-based compensation expense of $1.6 million during the three months ended March 31, 2022. The remaining unamortized expense of $13.5 million will be recognized over the remaining derived service period of 1.3 years.

Stock-based Compensation Expense

The Company’s stock-based compensation included in its condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Research and development	$554	$21
General and administrative	2,632	51
Total stock-based compensation (1)	$3,186	$72
(1)	Includes $1.6 million stock-based compensation recorded for the Earn-Out Restricted Shares during the three months ended March 31, 2022.

No income tax benefit was recognized for this compensation expense in the condensed consolidated statements of operations and comprehensive loss, as the Company does not anticipate realizing any such benefit in the future. As of March 31, 2022, there was $9.9 million of total unrecognized stock-based compensation cost, of which $1.3 million is related to unvested stock options and $8.6 million is related to unvested RSAs, which the Company expects to recognize over an estimated weighted-average period of 2.8 years and 3.0 years, respectively.

11. Stockholders’ Equity

Common Stock

On February 4, 2022, the Class A Common Stock and Warrants began trading on the New York Stock Exchange under the ticker symbols “SES” and “SES WS,” respectively.

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 2,100,000,000 shares of Class A Common Stock, par value $0.0001 per share and 200,000,000 shares of Class B Common Stock, par value $0.0001 per share.

As of March 31, 2022, the Company had 304,011,931 and 43,881,251 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively. For accounting purposes, only shares that are fully vested or are not subject to repurchase are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

March 31,
2022
Total shares of common stock legally issued and outstanding	347,893,182
Less: Shares subject to future vesting:
(i) Sponsor Earn-Out Shares	(5,520,000)
(ii) Escrowed Earn-Out Shares	(27,690,978)
(iii) Earn-Out Restricted Shares	(2,299,889)
(iv) RSAs	(2,273,727)
Total shares issued and outstanding	310,108,588

Prior to the Business Combination, Old SES had outstanding shares of Series A, Series B, Series C, Series C plus, Series D, and Series D plus redeemable convertible preferred stock. Upon the Closing, holders of these outstanding redeemable convertible preferred stock received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio, as discussed in Note 3 — Business Combination.

The rights of holders of Class A Common Stock and Class B Common Stock are identical, except with respect to voting. The holder of each share of Class A Common Stock is entitled to one vote, while the holder of each share of Class B Common Stock is entitled to ten votes. Each share of Class B Common Stock is convertible on a one-for-one basis into a share of Class A Common Stock at the holder’s option or otherwise automatically upon the occurrence of certain events, namely: (i) each share of Class B Common Stock that is transferred by SES Founder Group, or certain permitted transferee holders (“Qualified Holders”), will convert into a share of Class A Common Stock; (ii) all outstanding shares of Class B Common Stock will convert into shares of Class A Common Stock if the SES Founder Group or Qualified Holders collectively cease to beneficially own at least 20 percent of the number of shares of Class B Common Stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Class B Common Stock) collectively held by the SES Founder Group and Qualified Holders of Class B Common Stock as of the time the Business Combination took effect; or (iii) all outstanding shares of Class B Common Stock will convert into shares of Class A Common Stock upon the date specified by the affirmative vote of the holders of at least two-thirds of the then-outstanding shares of Class B Common Stock, voting as a separate class. Each outstanding share of Class B Common Stock is entitled to ten votes per share and each outstanding share of Class A Common Stock is entitled to one vote per share.

Class A Common Stock and Class B Common Stock are referred to as Common Stock throughout the notes to these financial statements, unless otherwise noted.

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 20,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights of such preferred stock. As of March 31, 2022, no shares of the Company’s preferred stock were issued and outstanding.

Dividend

Common stock is entitled to dividends when and if declared by the Company’s board of directors, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of its business and has no current plans to pay cash dividends for the foreseeable future.

Common Stock Warrants

Prior to the Business Combination, Ivanhoe issued 5,013,333 Private Warrants and 9,200,000 Public Warrants. Prior to the Business Combination, Ivanhoe amended the terms of the Warrants, as discussed in “Significant Accounting Policies – Common Stock Warrants” in Note 2 – Basis of Presentation, resulting in the Warrants being classified as a component of stockholders’ equity. There is an effective registration statement and prospectus relating to the shares issuable upon exercise of the Warrants.

Public Warrants

Public Warrants have an exercise price of $11.50 and the Company may, in its sole discretion, reduce the exercise price of the Public Warrants to induce early exercise, provided that adequate notice is provided to warrant holders pursuant to the terms of the Warrant Agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the Warrants may also be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In no event is the Company required to net cash settle the Public Warrants.

The Public Warrants became exercisable 30 days following the Business Combination and expire at the earliest of five years following the Business Combination, liquidation of the Company, or the date of redemption elected at our option provided that the value of the Class A Common Stock exceeds $18.00 per share.

Under certain circumstances, the Company may elect to redeem the Public Warrants at a redemption price of $0.01 per Public Warrant at any time during the term of the Warrant in which the Class A Common Stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. If the Company elects to redeem the Warrants, it must notify the Public Warrant holders in advance, who would then have at least 30 days from the date of notification to exercise their respective Warrants. If any such Warrants are not exercised within that 30-day period, they will be redeemed pursuant to this provision.

As of March 31, 2022, the Company had outstanding Public Warrants to purchase 9,199,947 shares of Class A Common Stock.

Private Warrants

The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable. As of March 31, 2022, the Company had outstanding Private Warrants to purchase 5,013,333 shares of Class A Common Stock.

The Company has the following shares of common stock available for future issuance on an as-if converted basis:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Redeemable convertible preferred stock	—	213,960,286
Public Warrants	9,199,947	—
Private Warrants	5,013,333	—
Common stock options outstanding	20,707,612	20,747,909
Restricted stock awards	—	2,261,880
Shares reserved for issuance under the SES AI Corporation 2021 Plan	36,865,265	599,782
	71,786,157	237,569,857

12.  Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(27,033)	$(3,595)
Denominator:
Weighted-average shares of common stock outstanding	219,180,317	60,781,975
Net loss per common share – basic and diluted	$(0.12)	$(0.06)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Redeemable convertible preferred stock	—	174,994,777
Sponsor Earn-Out Shares	5,520,000	—
Escrowed Earn-Out Shares	27,690,978	—
Earn-Out Restricted Shares	2,299,889	—
Options to purchase common stock	20,714,793	22,061,520
Unvested RSA’s	2,273,727	—
Total	58,499,387	197,056,297

13.  Related-Party Transactions

As of March 31, 2022 and December 31, 2021, General Motors Company and its affiliates (“GM”) were considered a related party due to their board representation and the board member’s employment position at GM, as well as, GM holding more than 10% of the Company’s Class A Common Stock.

In February 2021, the Company executed a JDA with GM Global Technology Operations LLC (“GM Technology”) and General Motors Holdings LLC (“GM Holdings”), to jointly Research and Develop (“R&D”) an A-Sample battery cell and build-out a prototype manufacturing line for GM Technology. GM Technology is an affiliate of GM Ventures and a subsidiary of GM Holdings, both stockholders of the Company. GM Holdings is also a subsidiary of GM. During the three months ended March 31, 2022, the Company recorded $7.5 million, pursuant to the terms of the JDA, as a credit to research and development expense in its condensed consolidated statement of operations and comprehensive loss. As of March 31, 2022, $7.5 million was outstanding as receivable from related party as disclosed in its condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes contained in Exhibit 99.1 of Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on March 31, 2022 (the “Super 8-K Amendment”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “2021 Annual Report”). Unless the context otherwise requires, references in this section to “the Company”, “we”, “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

SES is engaged in the development and production of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technology for EVs and other applications. Since our founding in 2012, we have been committed to developing the world’s most advanced EV batteries. Our Li-Metal batteries have been designed to combine the high energy density of Li-Metal with cost-effective, large-scale manufacturability of conventional Lithium ion batteries.

We are a pre-commercialization stage company with no revenue to date. During the three months ended March 31, 2022, the Company spent $12.6 million on research and development activities, of which $8.6 million was reimbursed by original equipment manufacturers of automotives (“OEM Partners”).

We have incurred the following net losses for the periods noted:

●	$27.0 million for three months ended March 31, 2022; and $3.6 million for three months ended March 31, 2021.
●	We have an accumulated deficit of approximately $121.3 million from our inception through March 31, 2022.

Business Combination

On February 3, 2022 (the “Closing Date”), Ivanhoe Capital Acquisition Corp. (“Ivanhoe”), a Cayman Islands exempted company, and Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct, wholly-owned subsidiary of Ivanhoe (“Amalgamation Sub”), consummated the previously announced business combination (the “Business Combination”) pursuant to which, among other things, Amalgamation Sub merged with and into Old SES, with Old SES surviving the Business Combination as a wholly-owned subsidiary of Ivanhoe. In connection with the closing of the Business Combination (the “Closing”), Ivanhoe migrated out of the Cayman Islands and domesticated as a Delaware corporation prior to the Closing (the “Domestication”) and changed its name to “SES AI Corporation.”

In connection with the Business Combination, the Company raised $326.1 million in gross proceeds, including $274.5 million private investment in public equity (the “PIPE Financing”) at $10.00 per share of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), prior to the payment of transaction costs and other amounts, and a contribution of $51.6 million of cash held in Ivanhoe’s trust account net of redemption of Ivanhoe Class A common stock held by Ivanhoe’s public stockholders.

Upon Closing, the following occurred:

●	Each share of Old SES common stock, excluding shares held by the Company’s Chief Executive Officer and certain entities affiliated with him (the “SES Founder Group”), and each redeemable convertible preferred share that was outstanding immediately prior to the Closing was cancelled and converted into a number of fully paid and nonassessable shares of Class A Common Stock at an exchange ratio of 5.9328 (“Exchange Ratio”), rounded down to the nearest whole number;
●	Each share of Old SES common stock held by the SES Founder Group that was outstanding immediately prior to the Closing was cancelled and converted into a number of fully paid and nonassessable shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”) at the Exchange Ratio, rounded down to the nearest whole number;
●	Each Old SES restricted share that was issued, outstanding and subject to restrictions (including vesting) immediately prior to the Closing was assumed by the Company and converted into a number of shares of restricted Class A Common Stock at the Exchange Ratio, rounded down to the nearest whole number, which remain subject to the same terms and conditions as were applicable prior to the Closing; and
●	Each Old SES option that was outstanding immediately prior to the Closing, whether vested or unvested, was assumed by the Company and converted into an option to acquire Class A Common Stock with the same terms as were applicable prior to the Closing, except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio, rounded down to the nearest whole number.

Additionally, (i) in connection with the Domestication on February 2, 2022, 6,900,000 shares of Ivanhoe’s Class B ordinary shares held by the Sponsor converted, on a one-for-one  basis, into shares of Class B Common Stock and at Closing converted into an equal number of Class A Common Stock and (ii) at Closing, holders of Old SES common stock, redeemable convertible preferred stock, options and restricted shares received 29,999,947 earn-out shares of the Company’s common stock.

Prior to the Business Combination, Ivanhoe had issued 9,200,000 public warrants (“Public Warrants”) and 5,013,333 private placement warrants (“Private Warrants” and collectively “Warrants”) which were assumed by the Company at Closing. Each whole Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Pursuant to the Warrant agreement, a Warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means only a whole Warrant may be exercised at a given time by a warrant holder.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Ivanhoe was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Old SES with the Business Combination treated as the equivalent of Old SES issuing stock for the net assets of Ivanhoe, accompanied by a recapitalization. The net assets of Ivanhoe are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Old SES.

Key Trends, Opportunities and Uncertainties

As a pre-commercialization stage company, we believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below, and the Risk Factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A. of the 2021 Annual Report.

Partnering with Industry-Leading OEMs

We have maintained a strong partnership with General Motors (“GM”) since 2015, when GM led our Series B financing, and since then, GM has invested approximately $70.0 million in our Company, including its investment in the PIPE Financing. GM is one of the world’s largest car companies, and has voiced its desire to be a leader in EVs. GM has announced plans to launch more than 30 new EV models by 2025 and only sell zero-emission vehicles by 2035. Our collaboration initially involved close technical and research and development collaboration on SES’s battery technology. In February 2021, we entered into a joint development agreement (“JDA”) with GM, valued at over $50.0 million, under which we will work with GM to develop an A-Sample battery cell with a capacity of almost 100 Ah.

We have also fostered a partnership with Hyundai, another global automobile leader. In December 2020, we entered into a pre-A Sample JDA with Hyundai. In May 2021, Hyundai made an investment of $50.0 million in our Series D plus funding round and signed an A-Sample JDA, under which we and Hyundai are collaborating to develop an A-Sample battery cell. We believe the Hyundai JDAs align our interests with those of Hyundai and will facilitate further collaboration in designing and developing our technology and products. Hyundai has also purchased $50.0 million of our Class A Common Stock in the PIPE Financing.

In December 2021, Honda became the third global automobile leader to enter into an A-Sample JDA with us. Honda purchased $75 million of our Class A Common Stock in the PIPE Financing as the single largest PIPE Financing investor.

The JDAs with GM, Hyundai and Honda do not represent commitments by these manufacturers to purchase our Li-Metal battery cells and are focused only on development. Although the JDAs have set timeframes for the attainment of certain development milestones, these timeframes are objectives only and may be subject to ongoing elaboration and change by the parties. The JDAs also do not prohibit GM, Hyundai, Honda or SES from entering into new agreements with other automobile companies.

We believe that our products will experience swift market adoption due to our current strategic partnerships with global leading OEMs GM, Hyundai and Honda. We plan to collaborate with other OEMs to expedite such adoption and increase market acceptance of our Li-Metal battery over time. We expect to form strategic joint ventures with one or more battery makers or OEMs to support the build-out of our Expansion I Facility (as defined below).

Product and Manufacturing Process Development

Our product development activities concentrate on making further improvements to our battery technology, including improvements to battery performance and cost. Major development efforts include, but are not limited to:

●	Scale-up: Our design is further being customized with and validated by several OEMs. Based on our collaborations with OEMs, we believe that a roughly 100 Ah cell-size manufactured at GWh scale (five to seven cells-per-minute) is needed to achieve commercialization in EVs at a large, global scale. We are developing processes and equipment to scale up the manufacturing of current cell design from three to nine Ah capacity to approximately 100 Ah.
●	Module and pack design: Li-Metal cells must be integrated into modules and packs as part of their integration into vehicles. We have active development in integration of our Li-Metal cells in modules to ensure that our Li-Metal cells perform as intended once they are integrated into modules and vehicles.
●	Advanced AI software and battery management systems (“BMS”): Software is critical to ongoing monitoring of battery health and safety. We continue to develop advanced AI algorithms to diagnose battery cell-related health issues, develop advanced control algorithms and charging methods to enhance cycle life and safety, and port such software on to a BMS that could be integrated into a battery pack.

●	Advanced materials and coatings: We continue to research and develop advanced electrolyte and anodes to further improve cycle life and safety. In addition, we also continue to develop novel methods of laminating or depositing lithium metal anode that can be deployed at commercial GWh scale.
●	Cathode materials and design: We develop our Li-Metal cells for a variety of different cathode materials, cathode design and cathode processing methods that can provide ultra-high energy density and/or significant cost-reduction.
●	Lithium metal recycling: Along with other battery components that are already being recycled today, Li-Metal foil will also need to be recycled in the future. We continue to explore methods of recycling that are productive and cost-effective.

With 61 granted patents, 57 pending patent applications as of March 31, 2022 and ten years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, chemistry, engineering and software. We intend to make significant investments in research and development and the recruitment of top technical and engineering talent to improve our battery technology. As we grow our team and the size of our proposed 1 GWh pilot facility in China that is expected to be completed by 2023 and operational by 2024 (the “Pilot Facility”), our materials consumption and the rate of cash utilization as a function of time will also increase significantly.

Commercialization

We are currently working to develop and produce A-Sample batteries with specifications required by OEMs for their EVs, with the goal of enabling commercial production in 2025. As of the date of this Quarterly Report, Phase I of our Pilot Facility has been completed and is ready-to-use. We will continue to enhance our production processes to enable volume manufacturing in a cost-effective manner. We expect to complete our 1 GWh Pilot Facility and South Korea facility by 2023, followed by a 10 GWh joint venture plant, which is expected to be built in 2023 and 2024 and operational by 2025 and to ramp up to 30 GWh by 2027 (our “Expansion I Facility”). Additionally, we expect to complete a 30 GWh facility in 2026 that will ramp to 70 GWh by 2028 (our “Expansion II Facility”), which would represent an additional expansion of our existing facilities. In total, we expect to have more than 100 GWh of capacity by 2028.

Competition

The battery market, like the EV market it services, is fast-growing, extremely competitive and driven by the innovation of both large incumbents and emerging entrants like SES. We acknowledge that the incumbents and other emerging entrants may have greater resources to invest in advancing their technologies, access to more potential customers, or strategic relationships with OEMs (or other third parties) that may give them a competitive edge. We further acknowledge that these disparities, where they exist, have the potential to harm our business, results of operations or financial condition.

Capital Needs

We have incurred net losses and negative cash flows from operations since our inception. Assuming we experience no significant delays in the research and development of our Li-Metal battery, we believe that our cash resources are sufficient to fund the completion of our Pilot Facility and creation of our Expansion I Facility. For more information, see “—Liquidity and Capital Resources” below.

Government Regulation and Compliance

There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in vehicles, factory safety and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our batteries into the market.

Impact of COVID-19

Since the emergence of a novel strain of coronavirus (“COVID-19”) in December 2019, the COVID-19 pandemic has caused general business disruption throughout the United States and worldwide. The effects and potential effects of COVID-19, include, but are not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior and has created significant uncertainty in the overall continuity in business operations. The spread of COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of EVs and EV batteries, and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis may cause a decrease in demand for EV batteries if fleet operators delay purchases of EVs or if fuel prices for internal combustion engine vehicles do not create enough of an incentive to accelerate the migration from internal combustion engine vehicles to EVs, an increase in costs resulting from efforts of manufacturers of EVs or EV batteries to mitigate the effects of COVID-19, delays in EV manufacturers’ schedule to full commercial production of EVs, as well as disruptions to these supply chains, among other negative effects.

The pandemic has resulted in government authorities implementing many measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders, and business shutdowns. We have also previously been, and are being, affected by temporary manufacturing closures, employment and compensation adjustments, and impediments to administrative activities supporting our start-up and manufacturing plans.

Following the re-opening of non-essential businesses and the easing of restrictions on non-essential in-person work, since January 1, 2021, we have ramped up research and development hiring and increased our investment in in-person work. Currently, we anticipate that research and development expenses will increase significantly for the foreseeable future as a result of additional hiring of scientists, engineers and technicians and investment in additional plant and equipment for product development, building prototypes and testing of battery cells. However, recent spikes in COVID-19 cases in Shanghai resulted in government-mandated temporary shutdowns at our Shanghai location. As a result of these measures, we have had to limit the number of employees and contractors at that manufacturing facility, which as of May 12,2022, has caused a delay of over a month in our development, testing and manufacturing efforts and in our product schedule and our ability to obtain materials from our suppliers in the affected area. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected.

We continue to monitor closely the impact of COVID-19 on all aspects of our business and geographies, including its impact on our employees, suppliers, business partners and potential distribution channels and customers. The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect to our business due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

Components of Results of Operations

We are an early-stage growth company in the pre-commercialization stage of development, and conduct our business through one operating segment. We have not generated any revenue from sales to customers, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on the successful development of our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

Research and Development

Research and development expenses consist primarily of costs incurred for salaries and personnel-related expenses, including stock-based compensation expense, for scientists, experienced engineers and technicians, expenses for materials and supplies used in product research and development, process engineering efforts and testing, as well as payments to consultants, patent related legal costs, depreciation, and allocated facilities and information technology costs. As we attempt to develop a battery cell with acceptable performance, yields and costs, we anticipate that research and development and related expenses will increase significantly for the foreseeable future as a result of additional hiring of scientists, engineers and technicians and investment in additional plant and equipment for product development, building prototypes and testing of battery cells.

General and Administrative

General and administrative expenses consist primarily of costs incurred for salaries and personnel-related expenses, including stock-based compensation expense, for our finance, legal and human resource functions, expenses for director and officer insurance, outside contractor and professional service fees, audit and compliance expenses, legal, accounting and other advisory services, as well as allocated facilities and information technology costs including depreciation. We continue to rapidly expand our personnel headcount to support our growth and operations as a public company. Accordingly, we expect our general and administrative expenses to increase significantly in the near term and for the foreseeable future.

Upon commencement of commercial operations, we also expect to incur customer and sales support and advertising costs.

Interest income

Interest income primarily consists of interest earned on our cash and cash equivalents, which are primarily invested in money market funds.

Other (expense) income, net

Other (expense) income, net consists primarily of change in fair value of sponsor earn-out liability, certain Business Combination related transaction costs that were attributable to the assumption of the sponsor-earnout liability, foreign exchange gains or losses and forgiveness of the unsecured note payable under Paycheck Protection Program (“PPP”) established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Provision for Income Taxes

Provision for income taxes consists of an estimate for state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against our net deferred tax assets because we believe it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,		$	%
	2022	2021	Change	Change
Operating expenses:
Research and development	$4,067	$2,983	$1,084	36%
General and administrative	15,130	1,456	13,674	939%
Total operating expenses	19,197	4,439	14,758	332%
Loss from operations	(19,197)	(4,439)	(14,758)	(332)%

Other income (expense):
Interest income	23	2	21	nm
Loss on change of fair value of Earn-Out liability	(7,688)	—	(7,688)	nm
Other (expense) income, net	(160)	842	(1,002)	nm
Total other income, net	(7,825)	844	(8,669)	nm

Loss before income taxes	(27,022)	(3,595)	(23,427)	(652)%
Provision for income taxes	(11)	—	(11)	nm
Net loss	(27,033)	(3,595)	(23,438)	(652)%
Other comprehensive income (loss):
Foreign currency translation adjustment	109	(14)	123	(879)%
Total comprehensive loss	$(26,924)	$(3,609)	$(23,315)	(646)%

“nm” means not meaningful.

Operating Expenses: Research and Development

Research and development expenses increased $1.1 million, or 36%, to $4.1 million for the three months ended March 31, 2022, from $3.0 million for the three months ended March 31, 2021. The increase primarily resulted from a $2.1 million increase in personnel cost mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, including increased stock-based compensation expense of $0.6 million, of which $0.5 million relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022, and a $0.6 million increase in expenses for lab consumables and material supplies related to our increased research and development activities during the three months ended March 31, 2022. These increases were partly offset by a $1.5 million transfer of research and development expenses to general and administrative expenses due to refinement of allocation of expenses based on cost centers for the three months ended March 31, 2022.

Operating Expenses: General and Administrative

General and administrative expenses increased $13.7 million, or 939%, to $15.1 million for the three months ended March 31, 2022, from $1.5 million for three months ended March 31, 2021. This increase in general and administrative expenses primarily resulted from $4.6 million of transaction costs in connection with the Business Combination. In addition, there was a $3.8 million increase attributable to our growth in headcount in preparation for operating as a public company, which includes $2.6 million of stock-based compensation expense, of which $1.1 million relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022. Further, there was a $1.3 million increase in insurance expense to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company and a $1.2 million increase in professional fees and outside services associated with external consulting, legal, audit and accounting services. Furthermore, there was a $1.2 million increase in fees related to marketing, public relations for the Company, and expenses related to new office located in South Korea and a $1.5 million increase in allocation of costs based on cost centers for the three months ended March 31, 2022 primarily due to cost rationalization efforts.

Interest Income

Interest income for the three months ended March 31, 2022 and March 31, 2021 was immaterial.

Other (expense) income, net

Other (expense) income, net decreased by $8.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, to other expense, net of $7.8 million from $0.8 million of other income, net. The decrease was the result of a charge of $7.7 million associated with the change in fair value of Sponsor Earn-Out liability and a decrease of $1.0 million in other income primarily from a gain recognized for PPP loan forgiveness during the three months ended March 31, 2021.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2022 and March 31, 2021 was immaterial.

Liquidity and Capital Resources

On February 3, 2022, as a result of the aforementioned Business Combination and PIPE Financing, we raised $282.9 million in net proceeds. Prior to that, since our inception we raised approximately $269.9 million of funding through the sales of our redeemable convertible preferred stock. As of March 31, 2022, we had total cash, cash equivalents and restricted cash of $426.6 million and an accumulated deficit of $121.3 million. As an early-stage growth company in the pre-commercialization stage of development, the net losses we have incurred since inception are consistent with our strategy and budget. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least the next 12 months, and also sufficient to fund the completion of our Pilot Facility and creation of our Expansion I Facility. However, additional funding may be required for a variety of reasons, including, delays in expected development.

The proceeds raised from Business Combination and PIPE Financing will be used in future research and development activities and are sufficient for the building of manufacturing prototyping lines to facilitate the production of pre-manufacturing batteries by 2024. We have yet to generate any revenue from our business operations, and since inception, we have not achieved profitable operations or positive cash flows from our operations.

We plan to finance our operations with a combination of proceeds from the Business Combination, capital from investors, and if required in the future, loans from financial institutions, as well as anticipated future revenue from product sales. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.

As a result of the capital-intensive nature of our business, we expect to sustain substantial operating expenses, without generating sufficient revenues, to cover expenditures for a number of years. Over time, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, the issuance of equity, equity- related or debt securities or through obtaining credit from financial institutions. These funds are expected to finance our principal sources of liquidity, ongoing costs such as research and development relating to our batteries and the construction of manufacturing facilities, including the creation of our Expansion I Facility and Expansion II Facility.

If we were to require additional funding or otherwise determined it was beneficial to seek additional sources of financing or enter into other arrangements as described above, we believe that our debt-free balance sheet would enable us to access financing on reasonable terms. However, there can be no assurance that such additional capital would be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. We may be forced to decrease our level of investment in product development or scale back our operations. Furthermore, the cost of debt could be higher than anticipated. There can also be no assurance that positive cash flow from operations can be achieved or sustained.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(14,815)	$(3,139)
Net cash (used in) provided by investing activities	(2,659)	12,026
Net cash provided by financing activities	282,944	—

Cash Used in Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll, consumables and supplies related to research and development, facilities expense and professional services for general and administrative activities. As we continue to ramp up hiring for research and development headcount to accelerate our engineering efforts, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

During the three months ended March 31, 2022, operating activities used $14.8 million in cash. The primary factors affecting operating cash flows during this period were a net loss of $27.0 million, which included a non-cash charge attributable to change in fair value of Sponsor Earn-Out liability of $7.7 million, stock-based compensation expenses recognized in the amount of $3.2 million, and expense of $0.4 million related to depreciation and amortization. The changes in operating assets and liabilities consist of a decrease in receivables from a related party of $0.4 million mainly attributable to JDA activity, a decrease of $5.9 million in prepaid expenses and other current assets primarily due to an increase in insurance costs to cover potential liabilities under our indemnification obligations to our directors and certain officers, an increase of $5.4 million in accounts payable, including $4.6 million for fees incurred in relation to the Business Combination and the PIPE Financing, an increase of $0.6 million in accrued compensation, a decrease in lease liabilities by $0.3 million and an increase of $1.2 million in accrued expenses and other liabilities primarily attributable to advance payments received from our OEM partners.

During the three months ended March 31, 2021, operating activities used $3.1 million in cash. The primary factors affecting operating cash flows during this period were a net loss of $3.6 million, which included non-cash expenses of $0.4 million related to depreciation and amortization and $0.1 million related to stock-based compensation, as well as a gain of $0.8 million related to the forgiveness of the PPP note payable. The changes in operating assets and liabilities consist of an increase in prepaid expenses and other assets by $0.4 million mainly attributable to prepaid rent, and a decrease of $0.5 million in accounts payable due to timing of payments offset by an increase of $1.7 million in accrued compensation and other liabilities primarily attributable to accrued bonuses.

Cash Used in Investing Activities

Our cash flows pertaining to investing activities, to date, have been composed of investments in short-term securities, purchases of property and equipment mainly related to lab machinery and equipment, various lab tools and instruments and patents attributable to lithium salt production and lithium battery management technologies, which were offset by the proceeds from maturities of our short- term investments. We expect the costs to acquire property and equipment to increase substantially in the near future as we build out our manufacturing Pilot Facility.

During the three months ended March 31, 2022, investing activities used $2.7 million in cash, primarily for purchases of property, plant and equipment and software.

During the three months ended March 31, 2021, investing activities provided $12.0 million in cash. The primary factor affecting cash provided by investing activities for this period was proceeds from short-term investment maturities of $13.1 million for the three months ended March 31, 2021, partially offset by cash used for the purchase of property and equipment of $0.3 million and cash used for the purchase of short-term investments of $0.8 million.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $282.9 million, primarily due to proceeds related to the Business Combination and PIPE Financing, net of transaction costs.

There were no cash flows related to financing activities during the three months ended March 31, 2021.

Debt

In April 2020, we applied for and received $0.8 million in the PPP loan. We received full forgiveness of all our debt under the terms of the program in February 2021 and recorded a gain of $0.8 million in other income in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. As of the date of this filing, we have no debt obligations outstanding.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of March 31, 2022, and the years in which these obligations are due:

	Payments Due by Period
		Less than	1-5	More than
	Total	1 Year	Years	5 Years

	(in thousands)
Contractual Obligations:
Purchase Obligations (1)	$18,992	$18,992	$—	$—
(1)	Includes commitment under the construction and fit-out agreement to build a preproduction facility in South Korea.

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Estimates and Judgments

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these unaudited condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed financial statements, as well as the reported expenses incurred during the reporting periods.

We consider an accounting estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the unaudited condensed financial statements. Our significant accounting policies are described in Note 2 – Basis of Presentation of our accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q. We consider the following to be our critical accounting estimates as described below.

Stock-Based Compensation
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

We record stock-based compensation expense according to the provisions of ASC Topic 718 – Stock Compensation. ASC Topic 718 requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Prior to the Business Combination, the grant date fair value of Old SES common stock was historically determined by its board of directors with the assistance of management and an independent valuation.

Post Business Combination, as our common stock is publicly traded, the fair value of our common stock is based on the closing market price on the date grants are made.

Under the provisions of ASC Topic 718, we determine the appropriate fair value model to be used for valuing share-based issuances and the amortization method for recording compensation cost, which can be impacted by the following assumptions:

●
expected term
●
expected volatility
●
expected dividend yield
●
risk-free interest rate
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of stock-based compensation expense reported

Earn-Out Restricted Shares
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

The Earn-Out Restricted Shares are accounted for as a single tranche equity award issued to employees subject to time and share price vesting hurdle. These Earn-Out Restricted Shares have a share price vesting hurdle and are also subject to forfeiture if a recipient’s service terminates prior to the vesting. Pursuant to ASC 718 – Stock Compensation, we recognize stock-based compensation based on the fair value determined as of Closing with the assistance of management and an independent valuation.

Under the provisions of ASC Topic 718, we determine the appropriate fair value model to be used for valuing share-based issuances and the amortization method for recording compensation cost, which can be impacted by the following assumptions:

●
expected term
●
expected volatility
●
expected dividend yield
●
risk-free interest rate
●
probability of change of control
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of earn out reported in stockholder’s equity.

Sponsor Earn-out Liability
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

Certain Sponsor Earn-Out Shares are accounted for as a derivative liability measured at fair value, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss at each reporting period, because the earn-out events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company.

The fair value of our common stock, which is publicly traded, is used in determining the fair value of the derivative liability at each valuation date with the assistance of management and an independent valuation.

We determine the appropriate fair value model to be used for valuing the derivative liability to record the change in fair value in our condensed consolidated statement of operations and comprehensive loss, which may be impacted by the following assumptions:

●
expected volatility
●
risk free rate
●
expected term
●
probability of change of control
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of earn out liability reported.

Leases
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions

We adopted ASC 842, Leases, with an initial application date of January 1, 2022, using the modified retrospective method with certain optional transition relief.

At the lease commencement date, we recognized a right-of-use (“ROU”) asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The ROU asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

Lease payments included in the measurement of lease liabilities consist of (1) fixed lease payments for the noncancelable lease term, (2) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (3) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of the Company’s real estate lease agreements require variable lease payments that do not depend on an underlying index or rate established at lease commencement. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

The measurement of lease liability depends on expected lease term with renewal options wherein it is reasonably certain that the renewal option will be exercised. Because the Company’s operating lease does not provide an implicit rate, the Company estimates its incremental borrowing rate at lease commencement date for borrowings on a collateralized basis over a similar term in a similar economic environment.

Variable lease payments dependent on an index or a rate are included in the lease payments for lease classification and measurement based on the index or rate in effect at the measurement date (e.g., the later of the lease commencement date or the initial application date of ASC 842).

Changes to variable payments based on an index or rate after the measurement date will typically be recognized in profit and loss as variable lease expense in the period of the change. A lessee would not remeasure the lease liability and related ROU asset for a change in the reference index or rate, assuming future payments continue to be variable, based on future changes in that index or rate.

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of ROU liability reported.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and we have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of Ivanhoe’s IPO (December 31, 2027), (b) the last date of our fiscal year in which our total annual gross revenues are at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Recent Accounting Pronouncements

See Note 2 – Basis of Presentation of our accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

Other Information

The Company’s website is www.ses.ai. Information contained on the Company’s website is not part of this report. Information that we furnish to or file with the SEC, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are made available for download, free of charge, through the Company’s website as soon as reasonably practicable. The Company’s SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.

The Company may use its website as a distribution channel of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.ses.ai. Accordingly, investors should monitor this channel, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022 and 2021, we had cash equivalents of $426.1273.7 million and $160.53.0 million, respectively, consisting of U.S. Treasury money market funds and short-term mutual funds. Due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Foreign Currency Risk

The functional currency of all our entities and all its subsidiaries is the U.S. dollar, except for our subsidiaries in China and South Korea, which has Chinese renminbi (RMB) and South Korean won (KRW), respectively, as its functional currency, reflecting its principal operating economic environment. We expect to be exposed to both currency transaction remeasurement and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our condensed consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting , as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses

We previously identified two material weaknesses, as disclosed in our 2021 Annual Report and the Super 8-K Amendment. With respect to the first material weakness, our management concluded that Ivanhoe’s internal controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. This material weakness resulted in the restatement of Ivanhoe’s audited balance sheet as of January 11, 2021, as previously revised in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021 and its interim consolidated financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

The second material weakness for Old SES, which relates to the calculation of stock-based compensation expense and stock-based compensation disclosures, remains unremediated. We did not design or maintain an effective internal control environment that meets our accounting and reporting requirements. This material weakness resulted in the restatement of our interim consolidated financial statements for the three and nine months ended September 30, 2021, which were previously filed with the SEC in connection with the Business Combination. Additionally, this material weakness could result in a misstatement of the stock-based compensation and disclosures, and presentation of earnings per share that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than the actions taken as described in “Management’s Remediation Initiatives” below to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

We have taken the following steps towards remediation of the identified material weaknesses and to enhance our internal control over financial reporting:

●	We hired additional compliance, accounting, and financial staff with appropriate public company experience and technical knowledge, including a qualified assistant corporate controller and manager of external reporting, and we will continue to hire qualified technical accounting and SEC reporting and SOX (as defined below) trained professionals to execute key controls related to various financial reporting processes, in addition to utilizing third-party consultants to supplement our internal resources.
●	We improved our capabilities to identify, research, and prepare supporting documentation for technical accounting issues.
●	We engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
●	We have begun implementing new controls and redesigning existing controls, including transactional, review, IT and user access controls to mitigate the identified risks of material misstatements.
●	In addition to the above, we have worked with outside advisors to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

 We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We will continue to work on improvements to our internal controls during 2022 as we assess and evaluate the controls intended to remediate the material weaknesses. We currently expect to remediate the material weaknesses by December 31, 2022; however, we cannot make any assurances that we will successfully remediate the material weaknesses within our anticipated timeframe. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”), we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business, and operating results.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to claims arising in the ordinary course of business or become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Part I, Item 1A” of the 2021 Annual Report, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

The uncertainty in global economic conditions and the risks relating to health epidemics, including the

COVID-19 pandemic, could have a material adverse effect on our business and results of operations. Our ability to operate in any respect may be interrupted by the current COVID-19 pandemic.

We face various risks relating to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic. The effects and potential effects of COVID-19 include, but are not limited to, its impact on general economic conditions, trade and financing markets and changes in customer behavior, and significant uncertainty in the overall continuity in business operations. The spread of COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of EV manufacturers and suppliers and EV batteries, and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis may cause a decrease in demand for EV batteries if fleet operators delay purchases of vehicles or if fuel prices for internal combustion engine vehicles remain at levels that do not create an incentive to accelerate the migration from internal combustion engine vehicles to EVs, an increase in costs resulting from the efforts of manufacturers of EVs or EV batteries to mitigate the effects of COVID-19, delays in EV manufacturers’ schedules to full commercial production of EVs and disruptions to these supply chains, among other negative effects.

The pandemic has resulted in government authorities implementing many measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders, business closures and other public health safety measures. These measures may be in place for a significant period of time and may be reinstituted if conditions deteriorate, which could adversely affect our start-up and manufacturing plans. As a precaution, we took certain preventive measures in light of this pandemic and reduced our operational activities during the year ended December 31, 2020. In particular, we temporarily reduced employee compensation, recommended that all non-essential personnel work from home, and reduced in-person participation in research and development activities. As a result, our personnel costs and travel related costs were lower in 2020. We also were required to implement additional safety protocols for essential workers, which resulted in delays in the timing of project execution.

Following the re-opening of non-essential businesses and the easing of restrictions on non-essential in-person work, since the beginning of the year ended December 31, 2021, we have ramped up research and development hiring and increased our investment in in-person work. However, measures that have been relaxed may be reimplemented if COVID-19 continues to spread. If, as a result of these measures, we have to limit the number of employees and contractors at any research and development or manufacturing facility at a given time, it could cause a delay in our development, testing and manufacturing efforts and a delay in our product schedule. For example, the increasing number of COVID-19 cases in Shanghai have resulted in a government mandated temporary shutdown of our Shanghai facility, which as of May 12, 2022, has caused a delay of over a month in our development, testing and manufacturing efforts, our product schedule and our ability to obtain materials from our suppliers in the affected area. It is uncertain how long this temporary shutdown will persist. If our workforce is unable to work effectively, or if we are required to shut down our facilities on a more permanent basis, including due to illness, quarantines, government actions (including the ongoing shutdown of our Shanghai facility) or other restrictions in connection with COVID-19, our operations will be adversely affected.

We continue to monitor closely the impact of COVID-19 on all aspects of our business and geographies, including its impact on our employees, suppliers, business partners and potential distribution channels and customers. The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect to our business due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and errors in our financial statements and operate successfully as a public company. As disclosed in our 2021 Annual Report, our management concluded that Ivanhoe’s internal controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. This material weakness resulted in the restatement of Ivanhoe’s audited balance sheet as of January 11, 2021, as previously revised in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021 and its interim consolidated financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, as disclosed in our 2021 Annual Report, in connection with the preparation of our fiscal year 2021 financial statements, we identified a material weakness in our internal control over financial reporting, which we are currently working to remediate, related to certain errors in our historical financial calculation of stock-based compensation expense and stock-based compensation disclosures during the three and nine months ended September 30, 2021. These errors led us to conclude that the financial statements during the three and nine months ended September 30, 2021 should be restated. For more information, see “Part I, Item 4. Controls and Procedures.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as an exhibit to this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description

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

10.5#†	Form of Restricted Stock Unit Award Grant Notice pursuant to the SES AI Corporation 2021 Incentive Award Plan for restricted stock unit awards to employees, consultants and advisors.

10.6#†	Form of Restricted Stock Unit Award Grant Notice pursuant to the SES AI Corporation 2021 Incentive Award Plan for restricted stock unit awards to non-employee directors.

10.7#†	Form of Performance Stock Unit Award Grant Notice pursuant to the SES AI Corporation 2021 Incentive Award Plan for performance vesting restricted stock unit awards to employees and consultants.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

# Indicates a management contract or compensatory plan.

†    Filed herewith.

*    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 13, 2022

SES AI CORPORATION

	By:	/s/ Qichao Hu
	Name:	Qichao Hu
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jing Nealis
	Name:	Jing Nealis
	Title:	Chief Financial Officer
(Principal Financial Officer)