Form 10-Q
period 2022-06-30
SES AI Corp
filed 2022-08-12
CIK 1819142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, there were 304,386,039 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the following risks:

●	changes in domestic and foreign business, market, financial, political and legal conditions, including but not limited to the ongoing conflict between Russia and Ukraine;
●	risks relating to the uncertainty of the projected financial information with respect to the Company;
●	risks related to the development and commercialization of the Company’s battery technology and the timing and achievement of expected business milestones;
●	the effects of competition on the Company’s business;
●	the ability of the Company to issue equity or equity-linked securities or obtain debt financing in the future;
●	the ability of the Company to integrate its products into electric vehicles (“EVs”)
●	the risk that delays in the pre-manufacturing development of the Company’s battery cells could adversely affect the Company’s business and prospects;
●	potential supply chain difficulties;
●	risks resulting from the Company’s joint development agreements (“JDAs”) and other strategic alliances, if such alliances are unsuccessful;
●	the quickly evolving battery market;
●	the Company’s ability to accurately estimate future supply and demand for its batteries;
●	the Company’s ability to develop new products on an ongoing basis in a timely manner;
●	product liability and other potential litigation, regulation and legal compliance;
●	the Company’s ability to effectively manage its growth;
●	the Company’s ability to attract, train and retain highly skilled employees and key personnel;
●	the willingness of vehicle operators and consumers to adopt EVs;
●	developments in alternative technology or other fossil fuel alternatives;
●	the Company’s ability to meet certain motor vehicle standards;
●	a potential shortage of metals required for manufacturing batteries;
●	risks related to the Company’s intellectual property;
●	risks related to the Company’s business operations outside the United States, including in China and South Korea;
●	the uncertainty in global economic conditions and risks relating to health epidemics, including the COVID-19 pandemic and any operational interruptions;
●	the Company has identified material weaknesses in its internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls;
●	compliance with certain health and safety laws;
●	changes in U.S. and foreign tax laws; and
●	the other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$404,607	$160,497
Receivable from related party	5,388	7,910
Prepaid expenses and other current assets	5,872	1,563
Total current assets	415,867	169,970
Property and equipment, net	20,917	12,494
Intangible assets, net	1,536	1,626
Right-of-use assets, net	10,829	—
Other assets	4,452	9,263
Total assets	$453,601	$193,353
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,357	$4,712
Operating lease liabilities, current	1,633	—
Accrued expenses and other current liabilities	6,122	6,273
Total current liabilities	15,112	10,985
Sponsor Earn-Out liability	15,123	—
Operating lease liabilities, non-current	9,831	—
Other liabilities	1,732	749
Total liabilities	41,798	11,734
Commitments and contingencies (Note 8)
Redeemable Convertible Preferred Stock, $0.000001 par value – none authorized, issued and outstanding as of June 30, 2022; 213,960,286 shares authorized, issued and outstanding as of December 31, 2021 (aggregate liquidation preference of $271,148 as of December 31, 2021)	—	269,941
Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding as of June 30, 2022; none authorized, issued and outstanding as of December 31, 2021	—	—
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized as of June 30, 2022; 304,349,384 shares and 22,261,480 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; Class B shares, $0.0001 par value, 200,000,000 authorized as of June 30, 2022; 43,881,251 shares and 39,881,455 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	34	6
Additional paid-in capital	524,981	5,598
Accumulated other comprehensive (loss) income	(901)	367
Accumulated deficit	(112,311)	(94,293)
Total stockholders' equity	411,803	(88,322)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$453,601	$193,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$7,192	$3,508	$11,259	$6,491
General and administrative	11,867	3,049	26,997	4,505
Total operating expenses	19,059	6,557	38,256	10,996
Loss from operations	(19,059)	(6,557)	(38,256)	(10,996)
Other income (expense):
Gain on change of fair value of Sponsor Earn-Out liability, net	28,958	—	21,270	—
Interest income	465	1	488	3
Other income (expense), net	(1,171)	(54)	(1,331)	788
Total other income (expense), net	28,252	(53)	20,427	791
Income (loss) before income taxes	9,193	(6,610)	(17,829)	(10,205)
Provision for income taxes	(178)	(19)	(189)	(19)
Net income (loss)	9,015	(6,629)	(18,018)	(10,224)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,377)	85	(1,268)	71
Total comprehensive income (loss)	$7,638	$(6,544)	$(19,286)	$(10,153)

Net income (loss) per share attributable to common stockholders, basic and diluted:	$0.03	$(0.11)	$(0.07)	$(0.17)

Weighted-average shares outstanding:
Basic and diluted	310,255,853	60,781,975	264,969,675	60,781,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

Three Months Ended and Six Months Ended June 30, 2022

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2021	36,064,095	$269,941	10,474,509	$—	$5,604	$(94,293)	$367	$(88,322)
Retroactive application of reverse recapitalization upon Business Combination(1)	177,896,191	—	51,668,426	6	(6)	—	—	—
Balance — December 31, 2021, as converted	213,960,286	$269,941	62,142,935	$6	$5,598	$(94,293)	$367	$(88,322)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization upon Business Combination	(213,960,286)	(269,941)	213,960,286	21	269,920	—	—	269,941
Business Combination and PIPE Financing, net of redemptions and transaction costs (2)	—	—	71,767,824	7	234,514	—	—	234,521
Forfeitures of Earn-Out restricted shares	—	—	(9,080)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,186	—	—	3,186
Foreign currency translation adjustments	—	—	—	—	—	—	109	109
Issuance of common stock upon exercise of stock options	—	—	31,217	—	4	—	—	4
Net loss	—	—	—	—	—	(27,033)	—	(27,033)
Balance — March 31, 2022	—	$—	347,893,182	$34	$513,222	$(121,326)	$476	$392,406
Release of accrued transaction costs related to Business Combination and PIPE Financing	—	—	—	—	6,174	—	—	6,174
Stock-based compensation	—	—	—	—	5,547	—	—	5,547
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)
Issuance of common stock upon exercise of stock options	—	—	337,453	—	38	—	—	38
Net income	—	—	—	—	—	9,015	—	9,015
Balance — June 30, 2022	—	$—	348,230,635	$34	$524,981	$(112,311)	$(901)	$411,803

Three Months Ended and Six Months Ended June 30, 2021

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Equity
Balance – December 31, 2020	29,496,153	$82,044	10,245,074	$1	$835	$(63,038)	$133	$(62,069)
Retroactive application of reverse recapitalization upon Business Combination(1)	145,498,624	—	50,536,901	5	(5)	—	—	—
Balance — December 31, 2020, as converted	174,994,777	$82,044	60,781,975	$6	$830	$(63,038)	$133	$(62,069)
Stock-based compensation	—	—	—	—	72	—	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(3,595)	—	(3,595)
Balance — March 31, 2021	174,994,777	$82,044	60,781,975	$6	$902	$(66,633)	$119	$(65,606)
Issuance of Series D and Series D plus redeemable convertible preferred stock, net of issuance costs, retroactive application of reverse recapitalization upon Business Combination(1)	38,965,509	187,897	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	114	—	—	114
Foreign currency translation adjustments	—	—	—	—	—	—	85	85
Net loss	—	—	—	—	—	(6,629)	—	(6,629)
Balance — June 30, 2021	213,960,286	$269,941	60,781,975	$6	$1,016	$(73,262)	$204	$(72,036)
(1)	Included in the share number is 39,881,455 shares of Class B common stock as of December 31, 2020 and 2021 issued upon recapitalization to the SES Founder Group (defined in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies) based on the number of shares held by such executive prior to the recapitalization multiplied by 5.9328 (the “Exchange Ratio”).
(2)	Includes issuance of 33,793,878 restricted shares of Class A common stock and 3,999,796 restricted shares of Class B common stock, subject to vesting.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities
Net loss	$(18,018)	$(10,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change of fair value of Sponsor Earn-Out liability	(21,270)	—
Stock-based compensation	8,733	186
Depreciation and amortization	986	882
Other	(584)	—
PPP note forgiveness	—	(840)
Changes in operating assets and liabilities:
Receivable from related party	2,522	(5,041)
Prepaid expenses and other assets	(4,119)	16
Accounts payable	2,317	26
Accrued expenses and other liabilities	1,278	(146)
Net cash used in operating activities	(28,155)	(15,141)
Cash Flows From Investing Activities
Purchases of property and equipment	(10,041)	(3,038)
Purchase of short-term investments	—	(150,810)
Maturities of short-term investments	—	13,101
Net cash used in investing activities	(10,041)	(140,747)
Cash Flows From Financing Activities
Proceeds from Business Combination and PIPE Financing, net of issuance costs	282,940	—
Proceeds from stock option exercises	42	—
Proceeds from issuance of Series D and D plus redeemable convertible preferred stock, net of issuance costs	—	187,897
Net cash provided by financing activities	282,982	187,897
Effect of exchange rates on cash	(676)	72
Net increase in cash, cash equivalents and restricted cash	244,110	32,081
Cash, cash equivalents and restricted cash at beginning of period (Note 4)	161,044	2,728
Cash, cash equivalents and restricted cash at end of period (Note 4)	$405,154	$34,809

Supplemental Non-Cash Information:
Conversion of Redeemable Convertible Preferred Stock to shares of Class A Common Stock	$(269,941)	$—
Release of accrued transaction costs related to Business Combination and PIPE Financing	$6,174	$—
Accounts payable and accrued expenses related to purchases of property and equipment	$964	$110
Liabilities of Ivanhoe acquired in the Business Combination	$(387)	$—
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	$—	$1,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

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

The Company is engaged in the research and development of Lithium-Metal (“Li-Metal”) rechargeable batteries for electric vehicles (“EVs”). Since the Company’s founding in 2012, the Company has been committed to developing the world’s most advanced EV batteries. The Company’s Li-Metal batteries have been designed to combine the high energy density of Li-Metal with cost-effective manufacturability at scale. The Company’s headquarters are located in Boston with research and development facilities located there and in Shanghai, China. Principal operations have not yet commenced as of June 30, 2022, and the Company has not derived revenue from its principal business activities.

Prior to the closing of the Business Combination (the “Closing”), Ivanhoe migrated out of the Cayman Islands and domesticated as a Delaware corporation (the “Domestication”) and changed its name to “SES AI Corporation.” On February 3, 2022 (the “Closing Date”), Ivanhoe Capital Acquisition Corp. (“Ivanhoe”), a Cayman Islands exempted company, and Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct, wholly-owned subsidiary of Ivanhoe (“Amalgamation Sub”), consummated the previously announced Business Combination (the “Business Combination”) pursuant to which, among other things, Amalgamation Sub merged with and into Old SES, with Old SES surviving the Business Combination as a wholly-owned subsidiary of SES. See “Note 3 – Business Combination” for additional information.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and are unaudited. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of Old SES at that date. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes of Old SES as of and for the year ended December 31, 2021 included in Amendment No. 1 to SES’s Current Report on Form 8-K filed with the SEC on March 31, 2022 (the “Super 8-K Amendment”).

As a result of the Business Combination completed on February 3, 2022, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.

Reclassification of Prior Period Amounts

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Restricted cash and deferred offering costs have been combined with other assets and accrued compensation has been combined with accrued expenses and other current liabilities on the consolidated balance sheet. The impact of these changes was an increase of $6.2 million to other assets and an increase of $2.1 million to accrued expenses and other current liabilities at December 31, 2021. In addition, the Company reclassified the change in other assets to the change in prepaids expenses and other assets and the change in accrued compensation to the change in accrued expenses and other liabilities in the prior year statements of cash flows in the amount of $0.1 million and $0.2 million, respectively. There was no change to previously reported total assets, total liabilities, or net cash used in operating activities.

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

The recent spikes in COVID-19 cases in Shanghai resulted in government-mandated temporary shutdowns at our Shanghai location in April 2022, causing a delay of over a month in our development, testing and manufacturing efforts and in our product schedule and our ability to obtain materials from our suppliers in the affected area. The government-mandated shutdown was lifted on June 1, 2022 and the Shanghai facility has since reopened. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected. We continue to monitor closely the impact of COVID-19 on all aspects of our business and geographies, including its impact on our employees, suppliers, business partners and potential distribution channels and customers. The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect on our business due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

Liquidity

Historically, the Company’s principal sources of liquidity have been the proceeds from a series of financing transactions with investors that have provided the Company with the necessary cash and cash equivalents to support its research and development activities. On February 3, 2022, as a result of the aforementioned Business Combination and PIPE Financing (as defined below), the Company received $282.9 million in net proceeds as more fully described in “Note 3 — Business Combination”.

Since inception, the Company has not achieved annual profitable operations or positive cash flows from operations, and it expects to incur losses in future periods. As of June 30, 2022, the Company had total cash, cash equivalents and restricted cash of $405.2 million and an accumulated deficit of $112.3 million. The Company’s ability to fund its ongoing efforts is dependent on its ability to continue to raise the necessary capital through future financing and capital transactions, on an as needed basis, as well as the success of the Company’s development and commercialization efforts and, ultimately, upon market acceptance of the Company’s products.

These condensed consolidated financial statements have been prepared on a going concern basis. Management believes that the Company’s current cash and cash equivalents as of June 30, 2022 are adequate to meet its needs for the next twelve months from the issuance of these condensed consolidated financial statements.

Significant Accounting Policies

During the three and six months ended June 30, 2022, there have been no significant changes to the Company’s significant accounting policies as disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Super 8-K Amendment, except as described below:

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

Leases

The Company determines if an arrangement includes a lease at inception. Lease arrangements generally have lease and non-lease components, which are accounted for separately. At the lease commencement date, the Company recognizes operating lease liabilities, equal to the present value of the lease payments, and operating lease assets, which represent the right to use the underlying asset for the lease term (the “ROU asset”). The Company assesses if it is reasonably certain to exercise lease options to extend or terminate the lease for inclusion or exclusion in the lease term when the Company measures the lease liability. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company’s incremental borrowing rate estimates a secured rate that reflects the term of the lease, the nature of the underlying asset and the economic environment. The Company excludes leases with an expected term of one year or less from recognition on the consolidated balance sheet. Operating lease assets includes lease payments made prior to lease commencement and excludes lease incentives and initial direct costs incurred. Lease expense is recognized on a straight-line basis over the lease term. Variable lease expenses, including common area maintenance, insurance, and property tax, are expensed as incurred.  See “Note 7 – Leases” for additional information about the Company’s leases.

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

The Sponsor Earn-Out Shares in Tranche 1 are accounted for as equity instruments because they are legally owned by the Sponsor and are subject only to transfer restrictions that lapse 180 days after the Closing and cannot be forfeited, and as such meet the equity classification criteria in accordance with ASC 505, Equity. As of August 2, 2022, the transfer restrictions have lapsed on the Sponsor Earn-Out Shares in Tranche 1. The Sponsor Earn-Out Shares under Tranche 2, Tranche 3, Tranche 4 and Tranche 5 are accounted for as a derivative liability measured at fair value, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss at each reporting period, because the earn-out triggering events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the shares of Class A Common Stock. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing Date was estimated using a Monte Carlo simulation model and was determined to be $36.4 million. As of June 30, 2022, the Earn-Out Triggering Events were not achieved for any of Tranche 2 through Tranche 5, and as such the Company adjusted the carrying amount of the derivative liability to its estimated fair value of $15.1 million, as recorded within Sponsor Earn-Out liability on the condensed consolidated balance sheet. The change in the fair value of $29.0 million and $21.3 million for the three and six months ended June 30, 2022, respectively, in the Sponsor Earn-Out liability is included within other income (expense), net on the condensed consolidated statement of operations and comprehensive loss. See “Note 5 – Fair Value”, for further information on fair value.

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

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards made to employees, directors, and non-employees, including stock options and restricted share awards based on estimated fair values as of the grant date. Non-employee stock-based awards have not been material through June 30, 2022.

Awards with only service vesting conditions:

The fair value of stock options granted is estimated using the Black-Scholes option valuation model, which requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the underlying common stock, the expected term of the stock option (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the price of the Company’s common stock, the expected risk-free interest rate and the expected dividend yield of the Company’s common stock. The fair value of restricted share awards (“RSAs”) and restricted stock units (“RSUs”) are determined based upon the fair value of the underlying common stock at the date of grant. The Company expenses stock-based compensation using the straight-line method over the requisite service period of all awards, which generally is the same as the vesting term. The Company accounts for forfeitures when they occur. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Awards with service vesting and market conditions:

In connection with the Business Combination, Old SES option holders and Old SES restricted shareholders received 2,308,969 Earn-Out Restricted Shares. In addition, under the SES AI Corporation 2021 Incentive Award Plan, we are authorized to issue equity incentive awards in the form of performance compensation awards (“PSUs”). The Earn-Out Restricted Shares are accounted for as a single tranche equity award issued to employees subject to time and market vesting conditions, while the PSUs are subject to service and market vesting conditions. The market vesting conditions are based on the Company’s stock price. The estimated fair value of the Earn-Out Restricted Shares and PSUs are determined using the Monte Carlo simulation model and the effect of the market vesting condition is reflected in the grant date fair value of the award. Monte Carlo simulations are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such equity awards based on a large number of possible stock price path scenarios. The Company expenses stock-based compensation using the straight-line method over the requisite service period of all awards, which is 1.45 years for the Earn-Out Restricted Shares and generally 2 to 3 years for the PSUs, irrespective of whether the market vesting condition is satisfied. The Company accounts for forfeitures when they occur. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Net Income (Loss) Per Share

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

Basic net income or loss per share attributable to Class A Common Stock and Class B Common Stock stockholders is computed by dividing the net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net income or loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive securities consist of redeemable convertible preferred stock, Warrants, Sponsor Earn-Out Shares, Escrowed Earn-Out Shares, Earn-Out Restricted Shares, stock options, RSAs, RSUs, and PSUs, as more fully described in “Note 12 – Net Income (Loss) Per Share”.

Recently Adopted Accounting Pronouncements

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

Topic 842 also requires additional disclosures about leasing arrangements related to discount rates, lease terms, and the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 is effective for financial statements issued for fiscal years beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of 2022. The Company has elected the package of practical expedients, that allows the Company not to reassess prior conclusions of (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date and (iii) initial direct costs for any existing leases as of the adoption date. The Company has also elected to account for lease and non-lease components as a single lease component and not to recognize ROU assets and liabilities for short-term leases with terms of twelve months or less.

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

The Company has reviewed all other accounting pronouncements issued during the three months ended June 30, 2022 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3.  Business Combination

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

In connection with the Business Combination, the Company incurred $46.3 million of transaction costs, consisting of underwriting, legal, and other professional fees, of which $41.6 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $4.7 million was expensed immediately. Subsequent to the date of closing, $6.2 million of transaction costs recorded to additional paid-in capital related to the Business Combination and PIPE Financing was released.

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity as of the date of closing:

(in thousands)
Cash - Ivanhoe's trust and cash, net of redemptions	$51,590
Cash - PIPE Financing	274,500
Less: Non-Transaction costs relating to Ivanhoe in conjunction with Closing	(13,149)
Less: Transaction costs and advisory fees paid	(26,972)
Net proceeds from Business Combination and PIPE Financing at Closing	285,969
Less: Transaction costs paid post Closing	(3,029)
Financing cash inflow from Business Combination and PIPE Financing	282,940
Add: Transaction costs expensed relating to liabilities assumed upon the Business Combination	4,649
Less: Transactions costs paid on or before December 31, 2021	(3,334)
Less: Sponsor Earn-Out liability	(36,393)
Less: Liabilities assumed from Ivanhoe	(387)
Less: Accrued transaction costs	(12,954)
Net contributions from Business Combination and PIPE Financing	$234,521

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Ivanhoe Class A common stock, outstanding prior to Business Combination	27,600,000
Less: Redemption of Ivanhoe Class A common stock	(22,455,850)
Ivanhoe Class A common stock, net of redemptions	5,144,150
Ivanhoe Class B ordinary shares, converted to Class A Common Stock upon Closing	6,900,000
Total Ivanhoe Class A Common Stock	12,044,150
PIPE Investors — Class A Common Stock	27,450,000
Old SES common and preferred shares (other than SES Founder Group) converted to Class A Common Stock	236,221,766
Old SES Restricted Shares converted to restricted shares of Class A Common Stock	2,273,727
SES Founder Group shares of common stock converted to shares of Class B Common Stock	39,881,455
Founder Earn-Out Shares (Class B Common Stock)	3,999,796
Earn-Out Shares (Class A Common Stock)	23,691,182
Earn-Out Restricted Shares (Class A Common Stock)	2,308,969
Total	347,871,045
Less: Shares of Old SES outstanding prior to Business Combination and PIPE Financing	(276,103,221)
Business Combination and PIPE Financing Shares	71,767,824

Note 4.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Cash	$9,042	$157,483
Money market funds	395,565	3,014
Total cash and cash equivalents	404,607	160,497
Restricted cash included in prepaid expenses and other current assets and other assets	547	547
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$405,154	$161,044

Note 5.  Fair Value

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets
Cash equivalents in money market funds	$395,565	$—	$—	$395,565
Restricted cash in certificates of deposit	—	547	—	547
Total	$395,565	$547	$—	$396,112

Liabilities
Sponsor Earn-Out liability	$—	$—	$15,123	$15,123

December 31, 2021
Assets
Cash equivalents in money market funds	$3,014	$—	$—	$3,014
Restricted cash in certificates of deposit	—	547	—	547
Total	$3,014	$547	$—	$3,561

There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2022.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out Shares liability:

(in thousands)
Balance as of December 31, 2021	$—
Additions during the period	36,393
Change in fair value	(21,270)
Balance as of June 30, 2022	$15,123

Valuation of the Sponsor Earn-Out Liability

The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	June 30, 2022	February 3, 2022 (Closing Date)
Stock price	$3.93	$7.68
Expected volatility	79.0%	81.0%
Risk free rate	3.01%	1.63%
Contractual term (in years)	4.6	5.0
Expected dividends	0%	0%

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

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term of the earn-out period.

Expected term: The expected term is the five-year term of the earn-out period.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future.

Note 6.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Advance payments received under joint development agreements	$1,197	$1,978
Accruals for construction of property and equipment	684	71
Income taxes payable	389	226
Accrued professional services	398	1,099
Other	3,454	2,899
Accrued expenses and other current liabilities	$6,122	$6,273

Note 7.  Leases

The Company’s operating leases consist primarily of leases for office and plant spaces. Certain of the Company’s operating leases include escalating rental payments, some of which include the option to extend the lease term for up to 5 years, and some include options to terminate the lease at certain times within the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s total operating lease cost was $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively.  Cash paid for amounts included in the measurement of lease liabilities was $1.2 million for the six months ended June 30, 2022.

The following table summarizes the future minimum undiscounted lease payments under operating leases as of June 30, 2022:

Years Ending December 31,	(in thousands)
2022 (remaining)	$1,169
2023	2,275
2024	2,322
2025	2,380
2026	1,693
Thereafter	4,253
Total future minimum lease payments	14,092
Less: imputed interest	(2,628)
Total future minimum lease payments	$11,464

As of June 30, 2022, the weighted average remaining lease term for operating leases was 7 years and the weighted average discount rate used to determine the operating lease liability was 5.9%.

Note 8.  Commitments and Contingencies

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

In March 2022, the Company entered into a construction and fit-out agreement with a landlord to build a pre-production facility in South Korea and expects to incur approximately $17.0 million in construction costs. The terms of the agreement effectively state that upon the completion of the construction the Company shall lease the facility from the landlord for a period of two years provided the Company may request a renewal for the same period. The landlord and the Company expect to further modify and finalize the lease terms prior to the commencement of the lease.

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

Note 9.   Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 1.9% and (1.1)%, respectively, compared with (0.0)% and (0.2)% for the three and six months ended June 30, 2021 respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of June 30, 2022 and December 31, 2021 and the recording of uncertain tax positions and interest expense.

The Company’s deferred tax assets principally result from U.S. net operating loss carryforwards and research credits. Utilization of these attributes is dependent upon future levels of taxable income and may be subject to annual limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. Such limitations may result in the expiration of these attributes before their utilization. The Company is evaluating the impact of the equity transactions that have occurred during the three and six months ended June 30, 2022, however it does not believe there will be a material impact to the attributes.

As of June 30, 2022, there were no significant changes to the total amount of unrecognized tax benefits.

Note 10.  Stock-Based Compensation

Old SES established its initial share incentive plan in 2013 (the “2013 Plan”), which was subsequently replaced with a new share incentive plan in 2018 (the “2018 Plan”). Under the terms of the 2013 Plan and 2018 Plan certain shares were reserved for the issuance of incentive stock options (“ISOs”) and non-statutory stock options (“NSOs”) to employees, officers, directors, consultants and advisors. On March 30, 2021, the Company amended the 2018 Plan with the SES Holdings Pte. Ltd. 2021 Share Incentive Plan (the “2021 Plan”) and increased the total shares reserved for future issuance by 486,975 shares. Upon approval of the 2021 Plan, any shares that, as of the date of stockholder approval, were reserved but not issued pursuant to any awards granted under the Company’s 2018 Plan were rolled into the 2021 Plan. In addition, any shares subject to stock options or similar awards granted under the 2018 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2018 Plan that are forfeited or repurchased by the Company would be rolled into the 2021 Plan. The 2021 Plan provided for the discretionary grant of ISOs, NSOs, and RSAs.

In connection with the Business Combination, the 2021 Plan was terminated and the remaining unallocated share reserve was cancelled and no new awards will be granted under the 2021 Plan. 20,748,976 options and 2,273,727 RSAs (as converted, due to retroactive application of reverse recapitalization) outstanding under the 2021 Plan at Closing were assumed by the Company under the SES AI Corporation 2021 Plan (defined below). The options and RSAs generally vest 25% upon completion of one year of service and 1/48 per month thereafter, however in certain instances options have been granted with immediate vesting. The assumed options generally expire 10 years from the date of grant.

SES AI Corporation 2021 Plan

In connection with the Business Combination, the Company adopted the SES AI Corporation 2021 Incentive Award Plan (the “SES AI Corporation 2021 Plan”) under which 36,862,002 shares of Class A Common Stock were initially reserved for issuance of ISOs, NSOs, stock appreciation rights, RSAs, RSUs, PSUs, other stock-based awards, other cash-based awards, and dividend equivalents. In addition and subject to certain limitations, any shares subject to awards granted under the 2021 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2021 Plan that are forfeited or repurchased by the Company shall roll into the SES AI Corporation 2021 Plan. The SES AI Corporation 2021 Plan allows for the maximum number of shares issuable to automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to two percent of the total number of shares of Class A Common Stock outstanding on December 31st of the preceding year.

During the three months ended June 30, 2022, the Company granted 2,340,405 PSUs and 2,934,239 RSUs. As of June 30, 2022, the Company had 32,483,032 shares of Class A Common Stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the SES AI Corporation 2021 Plan.

Earn-Out Restricted Shares

In connection with the Business Combination, 2,308,969 Earn-out Restricted Shares were issued to Old SES option holders and pre-Closing recipients of Old SES RSAs. The Earn-Out Restricted Shares are accounted for as a single tranche equity award issued to employees subject to time and share price vesting hurdle. The Earn-Out Restricted Shares shall vest on the date that the closing price of shares of Class A Common Stock is equal to or greater than $18.00 during the period beginning on the date that is one year following the Closing and ending on the date that is five years following the Closing. The Earn-Out Restricted Shares are also subject to forfeiture if a recipient’s service terminates prior to the vesting.

The estimated fair value of the Earn-Out Restricted Shares is determined using Monte Carlo simulation model and the effect of the market condition is reflected in the grant date fair value of the award. The aggregate grant date fair value of the Earn-Out Restricted Shares is $15.8 million. The grant date fair value of Earn-Out Restricted Shares was determined by using the Monte Carlo Simulation valuation model and the assumptions below. The valuation models incorporated the following key assumptions:

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

Expected term: The expected term is the five-year term of the earn-out period.

Stock-based Compensation Expense

The Company’s stock-based compensation included in its condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,707	$34	$2,261	$55
General and administrative	3,840	80	6,472	131
Total stock-based compensation (1)	$5,547	$114	$8,733	$186
(1)	Includes $2.0 million and $3.6 million of stock-based compensation expense recorded for the Earn-Out Restricted Shares during the three and six months ended June 30, 2022, respectively. Additionally, includes $1.8 million and $1.1 million of stock-based compensation expense recorded for the RSUs and PSUs, respectively, during the three and six months ended June 30, 2022.

No income tax benefit was recognized for this compensation expense in the condensed consolidated statements of operations and comprehensive loss, as the Company does not anticipate realizing any such benefit in the near future. As of June 30, 2022, there was $52.1 million of total unrecognized stock-based compensation cost, of which $22.0 million is related to unvested RSUs, $11.6 million is related to unvested PSUs, $9.3 million is related to unvested Earn-Out Restricted Shares, $8.0 million is related to unvested RSAs, and $1.2 million is related to unvested stock options, respectively, which the Company expects to recognize over an estimated weighted-average period of 3.5 years, 2.3 years, 1.1 years, 2.7 years, and 2.6 years, respectively.

Note 11. Stockholders’ Equity

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

As of June 30, 2022, the Company had 304,349,384 and 43,881,251 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively. For accounting purposes, only shares that are fully vested or are not subject to repurchase are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

June 30, 2022
Total shares of common stock legally issued and outstanding	348,230,635
Less: Shares subject to future vesting:
Escrowed Earn-Out Shares	(27,690,978)
Sponsor Earn-Out Shares	(5,520,000)
Earn-Out Restricted Shares	(1,964,390)
RSAs	(2,273,727)
Total shares issued and outstanding	310,781,540

Prior to the Business Combination, Old SES had outstanding shares of Series A, Series B, Series C, Series C plus, Series D, and Series D plus redeemable convertible preferred stock. Upon the Closing, holders of these outstanding redeemable convertible preferred stock received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio, as discussed in “Note 3 — Business Combination.”

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

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 20,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights of such preferred stock. As of June 30, 2022, no shares of the Company’s preferred stock were issued and outstanding.

Dividends

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

Common Stock Warrants

Prior to the Business Combination, Ivanhoe issued 9,200,000 Public Warrants and 5,013,333 Private Warrants. Prior to the Business Combination, Ivanhoe amended the terms of the Warrants, as discussed in “Significant Accounting Policies – Common Stock Warrants” in Note 2 – Basis of Presentation, resulting in the Warrants being classified as a component of stockholders’ equity. There is an effective registration statement and prospectus relating to the shares issuable upon exercise of the Warrants.

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

As of June 30, 2022, the Company had outstanding Public Warrants to purchase 9,199,947 shares of Class A Common Stock.

Private Warrants

The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable. As of June 30, 2022, the Company had outstanding Private Warrants to purchase 5,013,333 shares of Class A Common Stock.

The Company has the following shares of common stock available for future issuance on an as-if converted basis:

	June 30, 2022	December 31, 2021
Shares reserved for issuance under the SES AI Corporation 2021 Plan	32,483,032	599,782
Common stock options outstanding	20,315,274	20,747,909
Public Warrants	9,199,947	—
Private Warrants	5,013,333	—
RSUs	2,631,342	—
PSUs	2,116,942	—
Redeemable convertible preferred stock	—	213,960,286
Restricted stock awards	—	2,261,880
Total common stock available for future issuance	71,759,870	237,569,857

Note 12.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income (loss), as adjusted for changes in fair value recognized in earnings from equity contracts classified as liabilities, by the weighted average number of common shares outstanding and, when dilutive, common share equivalents from outstanding stock options and restricted stock units (using the treasury-stock method). The weighted-average number of common shares used in the computation of basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders - basic	$9,015	$(6,629)	$(18,018)	$(10,224)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	310,255,853	60,781,975	264,969,675	60,781,975

Net loss per share attributable to common stockholders - basic and diluted	$0.03	$(0.11)	$(0.07)	$(0.17)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of June 30,
	2022	2021
Escrowed Earn-Out Shares	27,690,978	—
Options to purchase common stock	20,315,274	22,093,492
Public Warrants	9,199,947	—
Sponsor Earn-Out Shares	5,520,000	—
Private Warrants	5,013,333	—
Unvested RSUs	2,631,342	—
Unvested RSAs	2,273,727	—
Unvested PSUs	2,116,942	—
Earn-Out Restricted Shares	1,964,390	—
Redeemable convertible preferred stock	—	213,960,286
Total	76,725,933	236,053,778

Note 13.  Related-Party Transactions

As of June 30, 2022 and December 31, 2021, General Motors Company and its affiliates (“GM”) were considered a related party due to their board representation and the board member’s employment position at GM, as well as GM holding more than 10% of the Company’s Class A Common Stock.

In February 2021, the Company executed a JDA with GM Global Technology Operations LLC (“GM Technology”) and General Motors Holdings LLC (“GM Holdings”), to jointly Research and Develop (“R&D”) an A-Sample battery cell and build-out a prototype manufacturing line for GM Technology. GM Technology is an affiliate of GM Ventures and a subsidiary of GM Holdings, both stockholders of the Company. GM Holdings is also a subsidiary of GM. During the three and six months ended June 30, 2022, the Company recorded $2.8 million and $3.5 million, respectively, pursuant to the terms of the JDA, as a credit to research and development expense in its condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2022, $5.4 million was outstanding as receivable from related party as disclosed in its condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes contained in Exhibit 99.1 of Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on March 31, 2022 (the “Super 8-K Amendment”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “2021 Annual Report”). Unless the context otherwise requires, references in this section to “the Company”, “we”, “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

SES is engaged in the development and production of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technology for EVs and other applications. Since our founding in 2012, we have been committed to developing the world’s most advanced EV batteries. Our Li-Metal batteries have been designed to combine the high energy density of Li-Metal with cost-effective, large-scale manufacturability of conventional Lithium-ion batteries.

We are a pre-commercialization stage company with no revenue to date. During the three and six months ended June 30, 2022, the Company spent $11.3 million and $17.2 million on research and development activities, respectively, of which $4.1 million and $5.9 million, respectively, is reimbursable by original equipment manufacturers of automotives (“OEM Partners”) under our JDAs (defined below).

We have incurred the following operating results for the periods noted:

●	$9.0 million net income for the three months ended June 30, 2022; and $6.6 million net loss for the three months ended June 30, 2021
●	$18.0 million net loss for the six months ended June 30, 2022; and $10.2 million net loss for the six months ended June 30, 2021
●	We have an accumulated deficit of approximately $112.3 million from our inception through June 30, 2022.

Business Combination

On February 3, 2022 (the “Closing Date”), Ivanhoe Capital Acquisition Corp. (“Ivanhoe”), a Cayman Islands exempted company, and Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct, wholly-owned subsidiary of Ivanhoe (“Amalgamation Sub”), consummated the previously announced business combination (the “Business Combination”) pursuant to which, among other things, Amalgamation Sub merged with and into Old SES, with Old SES surviving the Business Combination as a wholly-owned subsidiary of Ivanhoe. In connection with the closing of the Business Combination (the “Closing”), Ivanhoe migrated out of the Cayman Islands and domesticated as a Delaware corporation prior to the Closing (the “Domestication”) and changed its name to “SES AI Corporation.” See “Note 3 – Business Combination” for additional information about the business combination.

Key Trends, Opportunities and Uncertainties

As a pre-commercialization stage company, we believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below, and the Risk Factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of the 2021 Annual Report.

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

In December 2021, Honda became the third global automobile leader to enter into an A-Sample JDA with us. Honda purchased $75.0 million of our Class A Common Stock in the PIPE Financing as the single largest PIPE Financing investor.

The JDAs with GM, Hyundai and Honda do not represent commitments by these manufacturers to purchase our Li-Metal battery cells and are focused only on development. Although the JDAs have set timeframes for the attainment of certain development milestones, these timeframes are objectives only and may be subject to ongoing elaboration and change by the parties. The JDAs also do not prohibit GM, Hyundai, Honda or SES from entering into new agreements with other automobile or battery companies.

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

Product and Manufacturing Process Development

Our product development activities concentrate on making further improvements to our battery technology, including improvements to battery performance and cost. Major development efforts include, but are not limited to:

●	Scale-up: Our design is further being customized with and validated by several OEMs. Based on our collaborations with OEMs, we believe that a roughly 100 Ah cell-size manufactured at GWh scale (five to seven cells-per-minute) is needed to achieve commercialization in EVs at a large, global scale. We are developing processes and equipment to scale up the manufacturing of current cell design from three to nine Ah capacity to approximately 100 Ah.

●	Module and pack design: Li-Metal cells must be integrated into modules and packs as part of their integration into vehicles. We have active development in integration of our Li-Metal cells in modules to ensure that our Li-Metal cells perform as intended once they are integrated into modules and vehicles.
●	Advanced artificial intelligence (“AI”) software and battery management systems (“BMS”): Software is critical to ongoing monitoring of battery health and safety. We continue to develop advanced AI algorithms to diagnose battery cell-related health issues, develop advanced control algorithms and charging methods to enhance cycle life and safety, and port such software on to a BMS that could be integrated into a battery pack.
●	Advanced materials and coatings: We continue to research and develop advanced electrolyte and anodes to further improve cycle life and safety. In addition, we also continue to develop novel methods of laminating or depositing lithium metal anode that can be deployed at commercial GWh scale.
●	Cathode materials and design: We develop our Li-Metal cells for a variety of different cathode materials, cathode design and cathode processing methods that can provide ultra-high energy density and/or significant cost-reduction.
●	Lithium metal recycling: Along with other battery components that are already being recycled today, Li-Metal foil will also need to be recycled in the future. We continue to explore methods of recycling that are productive and cost-effective.

With 62 granted patents and 57 pending patent applications as of June 30, 2022 and ten years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, chemistry, engineering and software. We intend to make significant investments in research and development and the recruitment of top technical and engineering talent to improve our battery technology. As we grow our team and the size of our proposed 1 GWh pilot facility in China that is expected to be completed by 2023 and operational by 2024 (the “Pilot Facility”), our materials consumption and the rate of cash utilization as a function of time will also increase significantly.

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

Capital Needs

We have incurred net losses and negative cash flows from operations since our inception. Assuming we experience no significant delays in the research and development of our Li-Metal battery, we believe that our cash resources are sufficient to fund the completion of our Pilot Facility and creation of our Expansion I Facility. For more information, see “Liquidity and Capital Resources” below.

Government Regulation and Compliance

There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in vehicles, factory safety and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our batteries into the market.

Impact of COVID-19

Since the emergence of a novel strain of coronavirus (“COVID-19”) in December 2019, the COVID-19 pandemic has caused general business disruption throughout the United States and worldwide. The effects and potential effects of COVID-19, include, but are not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior and has created significant uncertainty in the overall continuity in business operations, generally. The spread of COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of EVs and EV batteries, and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis may cause a decrease in demand for EV batteries if fleet operators delay purchases of EVs or if fuel prices for internal combustion engine vehicles do not create enough of an incentive to accelerate the migration from internal combustion engine vehicles to EVs, an increase in costs resulting from efforts of manufacturers of EVs or EV batteries to mitigate the effects of COVID-19, delays in EV manufacturers’ schedule to full commercial production of EVs, as well as disruptions to these supply chains, among other negative effects.

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

Following the re-opening of non-essential businesses and the easing of restrictions on non-essential in-person work, since January 1, 2021, we have ramped up research and development hiring and increased our investment in in-person work. Currently, we anticipate that research and development expenses will increase significantly for the foreseeable future as a result of additional hiring of scientists, engineers and technicians and investment in additional plant and equipment for product development, building prototypes and testing of battery cells. Spikes in COVID-19 cases in Shanghai resulted in government-mandated temporary shutdowns at our Shanghai location in April 2022, causing a delay of over a month in our development, testing and manufacturing efforts and in our product schedule and our ability to obtain materials from our suppliers in the affected area. The government-mandated shutdown was lifted on June 1, 2022 and the Shanghai facility has since re-opened. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

Operating Expenses

	Three Months Ended June 30,		$	%
(in thousands)	2022	2021	Change	Change
Research and development	$7,192	$3,508	$3,684	105%
General and administrative	11,867	3,049	8,818	289%
Total operating expenses	$19,059	$6,557	$12,502	191%

	Six Months Ended June 30,		$	%
(in thousands)	2022	2021	Change	Change
Research and development	$11,259	$6,491	$4,768	73%
General and administrative	26,997	4,505	22,492	499%
Total operating expenses	$38,256	$10,996	$27,260	248%

Research and Development

Research and development expenses for the three months ended June 30, 2022 increased $3.7 million, or 105%, to $7.2 million, compared with $3.5 million the three months ended June 30, 2021. The increase primarily resulted from a $1.9 million increase in personnel costs mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, which included $1.7 million of stock-based compensation expense, of which $0.8 million relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022. Further, there was a $1.9 million increase in software development costs related to our advanced AI software and BMS and a $0.9 million increase in expenses for lab consumables and material supplies.  The remainder of the increase was attributable to immaterial other spend. These increases were partly offset by $1.3 million of reimbursements received against the JDAs.

Research and development expenses for the six months ended June 30, 2022 increased $4.8 million, or 73%, to $11.3 million, compared with $6.5 million for the six months ended June 30, 2021. The increase primarily resulted from a $2.8 million increase in personnel costs mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, which included $2.3 million of stock-based compensation expense, of which $1.3 million relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022. Further, there was a $1.9 million increase in software development costs related to our advanced AI software and BMS and a $1.6 million increase in expenses for lab consumables and material supplies. The remainder of the increase was attributable to immaterial other spend. These increases were partly offset by $1.7 million of reimbursements received against the JDAs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 increased $8.8 million, or 289%, to $11.9 million, compared with $3.0 million for the three months ended June 30, 2021. This increase primarily resulted from a $5.6 million increase in personnel costs mainly attributable to our growth in headcount to support our operations as a public company, which included $3.8 million of stock-based compensation expense, of which $1.1 million relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022. Further, there was a $2.0 million increase in insurance expense to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company and a $0.9 million increase in professional fees and outside services associated with external consulting, legal, audit and accounting services. The remainder of the increase was attributable to immaterial other spend.

General and administrative expenses for the six months ended June 30, 2022 increased $22.5 million, or 499%, to $27.0 million, compared with $4.5 million for the six months ended June 30, 2021. This increase primarily resulted from a $9.2 million increase in personnel costs mainly attributable to our growth in headcount to support our operations as a public company, which included $6.5 million of stock-based compensation expense, of which $2.3 million relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022. Further, there was a $4.6 million increase due to deferred offering costs associated with the Sponsor Earn-Out liability, a $3.3 million increase in insurance expense to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company, a $2.2 million increase in professional fees and outside services associated with external consulting, legal, audit and accounting services, a $1.5 million increase in fees related to marketing and public relations for the Company, and a $1.4 million increase in expenses primarily related to our offices in the U.S. and South Korea. The remainder of the increase was attributable to immaterial other spend.

Non-Operating Items

Interest Income

Interest income for both the three and six months ended June 30, 2022 increased $0.5 million, respectively, compared with an immaterial amount in the prior year periods due to an increased investment in money market funds.

Gain on Change of Fair Value of Earn-Out Liability, Net

During three and six months ended June 30, 2022, we incurred a $29.0 million gain and a $21.3 million gain, respectively, associated with the change in fair value of the Sponsor Earn-Out liability. This change in the fair value, which is a non-cash gain that was recorded within other (expense) income, net on the condensed consolidated statement of operations and comprehensive loss, caused the Company to report a net income for the three months ended June 30, 2022. With the fair value of the Sponsor Earn-Out liability tied to the Company’s stock price, continued volatility in the stock price could result in further gains or losses resulting from the change in fair value. Refer to “Note 5 – Fair Value” to the condensed consolidated financial statements for additional information.

Other (Expense) Income, Net

During the three months ended June 30, 2022, we had other expense of $1.2 million, compared with other expense of $0.1 million for the three months ended June 30, 2021. The $1.1 million increase in other expense was primarily the result of the accounting for certain postemployment benefits partially offset by unrealized and realized foreign currency gains primarily due to the strengthening of the U.S. dollar compared with the Chinese renminbi (RMB) and South Korean won (KRW).

During the six months ended June 30, 2022, we had other expense of $1.3 million, compared with other income of $0.8 million for the six months ended June 30, 2021. The $2.1 million increase in other expense was primarily the result of the accounting for certain postemployment benefits and a gain recorded in the prior year from the forgiveness of the PPP loan received in 2020, partially offset by unrealized and realized foreign currency gains primarily due to the strengthening of the U.S. dollar compared with the Chinese renminbi (RMB) and South Korean won (KRW).

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2022 and 2021 was immaterial.

Liquidity and Capital Resources

On February 3, 2022, as a result of the aforementioned Business Combination and PIPE Financing, we raised $282.9 million in net proceeds. Prior to that, since our inception we raised approximately $269.9 million of funding through the sales of our redeemable convertible preferred stock. As of June 30, 2022, we had total cash, cash equivalents and restricted cash of $405.2 million and an accumulated deficit of $112.3 million. As an early-stage growth company in the pre-commercialization stage of development, the net operating losses we have incurred since inception are consistent with our strategy and budget. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least the next 12 months, and also sufficient to fund the completion of our Pilot Facility and creation of our Expansion I Facility. However, additional funding may be required for a variety of reasons, including delays in expected development.

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

As a result of the capital-intensive nature of our business, we expect to sustain substantial operating expenses without generating sufficient revenues to cover expenditures for a number of years. Over time, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, the issuance of equity, equity- related or debt securities or through obtaining credit from financial institutions. These funds are expected to finance our principal sources of liquidity, ongoing costs such as research and development relating to our batteries and the construction of manufacturing facilities, including the creation of our Expansion I Facility and Expansion II Facility.

If we were to require additional funding or otherwise determine it was beneficial to seek additional sources of financing or enter into other arrangements as described above, we believe that our debt-free balance sheet would enable us to access financing on reasonable terms. However, there can be no assurance that such additional capital would be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. We may be forced to decrease our level of investment in product development or scale back our operations. Furthermore, the cost of debt could be higher than anticipated. There can also be no assurance that positive cash flow from operations can be achieved or sustained.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(28,155)	$(15,141)
Investing activities	(10,041)	(140,747)
Financing activities	282,982	187,897
Effect of exchange rate changes on cash	(676)	72
Net increase in cash, cash equivalents and restricted cash	$244,110	$32,081

Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll, consumables and supplies related to research and development, expenditures and reimbursements related to our JDAs, and facilities expense and professional services for general and administrative activities. As we continue to ramp up hiring for research and development headcount to accelerate our engineering efforts, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Net cash used in operating activities of $28.2 million for the six months ended June 30, 2022 was primarily attributable to net loss of $18.0 million as adjusted for a gain on change in fair value of Sponsor Earn-Out liability of $21.3 million, stock-based compensation expense of $8.7 million, and depreciation and amortization of $1.0 million, partially offset by a $2.0 million working capital cash inflow. The working capital cash inflow was driven by a $2.5 million decrease in receivable from related party, a $2.3 million increase in accounts payable, and a $1.3 million increase in accrued expenses and other liabilities, partially offset by a $4.1 million increase in prepaids and other assets. The decrease in receivable from related party was driven by activity from the JDAs. The increase in accounts payable was primarily due to transaction costs related to the Business Combination and PIPE Financing. The increase in accrued expenses and other liabilities was primarily due to the accounting of certain postemployment benefits. The increase in prepaids and other assets was primarily due to insurance costs to cover potential liabilities under our indemnification obligations to our directors and certain officers.

Net cash used in operating activities of $15.1 million for the six months ended June 30, 2021 was primarily attributable to net loss of $10.2 million, as adjusted for depreciation and amortization of $0.9 million, gain on the forgiveness of the PPP note payable of $0.8 million, and stock-based compensation expense of $0.2 million, partially offset by a $5.1 million working capital outflow. The working capital outflow was primarily driven by a $5.0 million increase in receivable from related party and was partially offset by a $0.2 million decrease in accrued expenses and other liabilities. The increase in receivable from related party was primarily attributable to a JDA and the decrease in accrued expenses and other liabilities was primarily attributable to the payout of accrued bonuses in April 2021.

Investing Activities

Net cash used in investing activities of $10.0 million for the six months ended June 30, 2022 was attributable to purchases of property, plant and equipment related to our facilities in Shanghai and South Korea. We expect capital expenditures for the rest of 2022 to increase compared with the corresponding period in 2021 as we continue to invest in the build out of our manufacturing Pilot Facility.

Net cash used in investing activities of $140.7 million for the six months ended June 30, 2021 was attributable to the purchase of short-term investments of $150.8 million and the purchase of property and equipment of $3.0 million, partially offset by the proceeds from maturities of short-term investments of $13.1 million.

Financing Activities

Net cash provided by financing activities of $283.0 million for the six months ended June 30, 2022 was primarily attributable to proceeds received from the Business Combination and PIPE Financing, net of transaction costs.

Net cash provided by financing activities of $187.9 million for the six months ended June 30, 2021 related to proceeds received from the issuance of Series D redeemable convertible preferred stock.

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

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of June 30, 2022, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$12,287	$1,915	$14,202
(1)	Purchase obligations include commitments under the construction and fit-out agreement to build a preproduction facility in South Korea. These commitments are derived from purchase orders and supplier contracts.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had various letters of credit issued by a financial institution totaling $0.5 million. The letters of credit relate to deposits the Company is required to maintain under its operating leases agreements. We have restricted cash that serves as collateral for these outstanding letters of credit that are included in other current assets and other assets on our consolidated balance sheet. No amounts have been drawn under the letters of credit.

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

We consider an accounting estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the unaudited condensed financial statements. Our significant accounting policies are described in Note 2 – Basis of Presentation of our accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q. We consider the following to be our critical accounting estimates as described below.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of Ivanhoe’s IPO (December 31, 2027), (b) the last date of our fiscal year in which our total annual gross revenues are at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. As of June 30, 2022, the market value of our common stock that was held by non-affiliates exceeded $700 million, therefore we will cease to be an “emerging growth company” as of December 31, 2022.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022 and 2021, we had cash, cash equivalents, and restricted cash of $405.2 million and $161.0 million, respectively, consisting of U.S. Treasury money market funds and short-term mutual funds. Due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Foreign Currency Risk

The functional currency of all our entities and all its subsidiaries is the U.S. dollar, except for our subsidiaries in China and South Korea, which has Chinese renminbi (RMB) and South Korean won (KRW), respectively, as its functional currency, reflecting its principal operating economic environment. We expect to be exposed to both currency transaction remeasurement and translation risk. To date, we have had some exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Remediation Initiatives

We have taken the following steps towards remediation of the identified material weaknesses and to enhance our internal control over financial reporting:

●	We hired additional compliance, accounting, and financial staff with appropriate public company experience and technical knowledge, including a qualified assistant corporate controller, a director of SOX (defined below), and a senior manager and manager of SEC reporting and technical accounting. We will continue utilizing third-party consultants to supplement our internal resources to execute key controls related to various financial reporting processes.
●	We improved our capabilities to identify, research, and prepare supporting documentation for technical accounting issues.
●	We engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
●	We have begun implementing new controls and redesigning existing controls, including transactional, review, IT and user access controls to mitigate the identified risks of material misstatements.
●	In addition to the above, we have worked with outside advisors to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

Following the re-opening of non-essential businesses and the easing of restrictions on non-essential in-person work, since the beginning of the year ended December 31, 2021, we have ramped up research and development hiring and increased our investment in in-person work. However, measures that have been relaxed may be reimplemented if COVID-19 continues to spread. If, as a result of these measures, we have to limit the number of employees and contractors at any research and development or manufacturing facility at a given time, it could cause a delay in our development, testing and manufacturing efforts and a delay in our product schedule. For example, increasing number of COVID-19 cases in Shanghai resulted in a government mandated temporary shutdown of our Shanghai facility in April 2022, causing a delay of over a month in our development, testing and manufacturing efforts, our product schedule and our ability to obtain materials from our suppliers in the affected area. The government-mandated shutdown was lifted on June 1, 2022 and the

Shanghai facility has since re-opened. There can be no assurances that other temporary shutdowns will not be imposed in the future. If our workforce is unable to work effectively, or if we are required to shut down our facilities on a more permanent basis, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected.

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

In light of the foregoing, and in order to comply with the requirements of being a public company, we are undertaking and will continue to undertake various actions, such as implementing additional internal controls and procedures and hiring additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge. The measures we take to remediate the deficiency in our internal control over financial reporting and to implement and maintain effective internal controls may not be sufficient to satisfy our obligations as a public company and produce reliable financial reports, and we may not be able to implement the required controls in a timely fashion. If we experience any additional material weaknesses or significant deficiencies or otherwise fail to develop or maintain an effective system of internal controls in the future, investors may lose confidence in us and our financial statements, which could adversely affect the value of our securities. In addition, if we cannot provide reliable financial reports or prevent fraud and errors in our financial statements, our reputation and operating results could be materially adversely affected.

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

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 11, 2026, the fifth anniversary of the completion of Ivanhoe’s IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held  by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion  in non-convertible debt securities during the prior three-year period. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, or if we no longer can be classified as an “emerging growth company,” we expect that we will incur additional compliance costs, which will reduce our ability to operate profitably. As of June 30, 2022, the market value of our common stock that was held by non-affiliates exceeded $700 million, therefore we will cease to be an “emerging growth company” as of December 31, 2022, our independent registered public accounting firm will be required to issue a report on our internal control over financial reporting for our 2022 Annual Report, and we expect to incur increasing compliance costs and devote substantial management attention to the requirements of the Sarbanes-Oxley Act.

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

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting, which requires us to document our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, if we are an “accelerated filer” or “large accelerated filer” at such time. As of June 30, 2022, the market value of our common stock that was held by non-affiliates exceeded $700 million, therefore we will cease to be an “emerging growth company” as of December 31, 2022, and our independent registered public accounting firm will be required to issue a report on our internal control over financial reporting for our 2022 Annual Report.

We expect to incur [increased] costs related to our internal control over financial reporting [this year and] in upcoming years to further improve our internal control environment. If we are unable to remediate the existing material weaknesses in our internal controls of financial reporting, if we identify additional material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or express an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

Date: August 11, 2022

SES AI CORPORATION

	By:	/s/ Qichao Hu
	Name:	Qichao Hu
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jing Nealis
	Name:	Jing Nealis
	Title:	Chief Financial Officer
(Principal Financial Officer)