Form 10-Q
period 2022-09-30
SES AI Corp
filed 2022-11-14
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39845

SES AI Corporation

(Exact name of registrant as specified in its charter)

Delaware	98-1567584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Cabot Road Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (339) 298-8750

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on which registered
Class A common stock, par value $0.0001 per share	SES	The New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SES WS	The New York Stock Exchange

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

As of November 4, 2022, there were 305,943,955 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that SES AI Corporation (the “Company”) believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “seek”, “should”, “strive”, “target”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the following risks:

●	changes in domestic and foreign business, market, financial, political and legal conditions, including but not limited to the ongoing conflict between Russia and Ukraine;
●	risks relating to the uncertainty of the projected financial information with respect to the Company;
●	risks related to the development and commercialization of the Company’s battery technology and the timing and achievement of expected business milestones;
●	the effects of competition on the Company’s business;
●	the ability of the Company to issue equity or equity-linked securities or obtain debt financing in the future;
●	the ability of the Company to integrate its products into electric vehicles (“EVs”);
●	the risk that delays in the pre-manufacturing development of the Company’s battery cells could adversely affect the Company’s business and prospects;
●	potential supply chain difficulties;
●	risks resulting from the Company’s joint development agreements (“JDAs”) and other strategic alliances and investments;
●	the quickly evolving battery market;
●	the Company’s ability to accurately estimate future supply and demand for its batteries;
●	the Company’s ability to develop new products on an ongoing basis in a timely manner;
●	product liability and other potential litigation, regulation and legal compliance;
●	the Company’s ability to effectively manage its growth;
●	the Company’s ability to attract, train and retain highly skilled employees and key personnel;
●	the willingness of vehicle operators and consumers to adopt EVs;
●	developments in alternative technology or other fossil fuel alternatives;
●	the Company’s ability to meet certain motor vehicle standards;
●	a potential shortage of metals required for manufacturing batteries;
●	risks related to the Company’s intellectual property;
●	risks related to the Company’s business operations outside the United States, including in China and South Korea;
●	the uncertainty in global economic conditions and risks relating to health epidemics, including the COVID-19 pandemic and any operational interruptions;
●	the Company has identified material weaknesses in its internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls;
●	compliance with certain health and safety laws;
●	changes in U.S. and foreign tax laws; and
●	the other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$394,664	$160,497
Receivable from related party	1,980	7,910
Prepaid expenses and other current assets	5,595	1,563
Total current assets	402,239	169,970
Property and equipment, net	24,238	12,494
Intangible assets, net	1,504	1,626
Right-of-use assets, net	11,482	—
Other assets	2,783	9,263
Total assets	$442,246	$193,353
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,243	$4,712
Operating lease liabilities, current	1,823	—
Accrued expenses and other current liabilities	10,869	6,273
Total current liabilities	16,935	10,985
Sponsor Earn-Out liability	19,993	—
Operating lease liabilities, non-current	10,059	—
Other liabilities	1,546	749
Total liabilities	48,533	11,734
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.000001 par value – none authorized, issued and outstanding as of September 30, 2022; 213,960,286 shares authorized, issued and outstanding as of December 31, 2021 (aggregate liquidation preference of $271,148 as of December 31, 2021)	—	269,941
Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding as of September 30, 2022; none authorized, issued and outstanding as of December 31, 2021	—	—
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized as of September 30, 2022; 305,891,287 shares and 22,261,480 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2022; 43,881,251 shares and 39,881,455 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	34	6
Additional paid-in capital	532,413	5,598
Accumulated deficit	(136,639)	(94,293)
Accumulated other comprehensive (loss) income	(2,095)	367
Total stockholders' equity	393,713	(88,322)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$442,246	$193,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$8,421	$3,684	$19,680	$10,332
General and administrative	13,308	7,004	40,305	11,509
Total operating expenses	21,729	10,688	59,985	21,841
Loss from operations	(21,729)	(10,688)	(59,985)	(21,841)
Other income (expense):
Change of fair value of Sponsor Earn-Out liability, net	(4,870)	—	16,400	—
Interest income	1,972	160	2,460	163
Other income (expense), net	420	(94)	(911)	694
Total other income (expense), net	(2,478)	66	17,949	857
Loss before income taxes	(24,207)	(10,622)	(42,036)	(20,984)
Provision for income taxes	(121)	(3)	(310)	(22)
Net loss	(24,328)	(10,625)	(42,346)	(21,006)
Other comprehensive loss:
Foreign currency translation adjustment	(1,194)	(23)	(2,462)	48
Total comprehensive loss	$(25,522)	$(10,648)	$(44,808)	$(20,958)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.17)	$(0.15)	$(0.35)

Weighted-average shares outstanding:
Basic and diluted	311,680,656	60,861,409	280,859,250	60,808,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

Three Months Ended and Nine Months Ended September 30, 2022

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2021	36,064,095	$269,941	10,474,509	$—	$5,604	$(94,293)	$367	$(88,322)
Retroactive application of reverse recapitalization upon Business Combination(1)	177,896,191	—	51,668,426	6	(6)	—	—	—
Balance — December 31, 2021, as converted	213,960,286	$269,941	62,142,935	$6	$5,598	$(94,293)	$367	$(88,322)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization upon Business Combination	(213,960,286)	(269,941)	213,960,286	21	269,920	—	—	269,941
Business Combination and PIPE Financing, net of redemptions and transaction costs(2)	—	—	71,767,824	7	234,514	—	—	234,521
Forfeitures of Earn-Out restricted shares	—	—	(9,080)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,186	—	—	3,186
Foreign currency translation adjustments	—	—	—	—	—	—	109	109
Issuance of common stock upon exercise of stock options	—	—	31,217	—	4	—	—	4
Net loss	—	—	—	—	—	(27,033)	—	(27,033)
Balance — March 31, 2022	—	$—	347,893,182	$34	$513,222	$(121,326)	$476	$392,406
Release of accrued transaction costs related to Business Combination and PIPE Financing	—	—	—	—	6,174	—	—	6,174
Stock-based compensation	—	—	—	—	5,547	—	—	5,547
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)
Issuance of common stock upon exercise of stock options	—	—	337,453	—	38	—	—	38
Net income	—	—	—	—	—	9,015	—	9,015
Balance — June 30, 2022	—	$—	348,230,635	$34	$524,981	$(112,311)	$(901)	$411,803
Stock-based compensation	—	—	—	—	7,214	—	—	7,214
Foreign currency translation adjustments	—	—	—	—	—	—	(1,194)	(1,194)
Issuance of common stock upon exercise of stock options	—	—	1,376,206	—	218	—	—	218
Restricted stock units vested	—	—	165,697	—	—	—	—	—
Net loss	—	—	—	—	—	(24,328)	—	(24,328)
Balance — September 30, 2022	—	$—	349,772,538	$34	$532,413	$(136,639)	$(2,095)	$393,713

Three Months Ended and Nine Months Ended September 30, 2021

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Equity
Balance – December 31, 2020	29,496,153	$82,044	10,245,074	$1	$835	$(63,038)	$133	$(62,069)
Retroactive application of reverse recapitalization upon Business Combination(1)	145,498,624	—	50,536,901	5	(5)	—	—	—
Balance — December 31, 2020, as converted	174,994,777	$82,044	60,781,975	$6	$830	$(63,038)	$133	$(62,069)
Stock-based compensation	—	—	—	—	72	—	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(3,595)	—	(3,595)
Balance — March 31, 2021	174,994,777	$82,044	60,781,975	$6	$902	$(66,633)	$119	$(65,606)
Issuance of Series D and Series D plus redeemable convertible preferred stock, net of issuance costs, retroactive application of reverse recapitalization upon Business Combination(1)	38,965,509	187,897	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	271	—	—	271
Foreign currency translation adjustments	—	—	—	—	—	—	85	85
Net loss	—	—	—	—	—	(6,786)	—	(6,786)
Balance — June 30, 2021	213,960,286	$269,941	60,781,975	$6	$1,173	$(73,419)	$204	$(72,036)
Stock-based compensation	—	—	—	—	2,787	—	—	2,787
Foreign currency translation adjustments	—	—	—	—	—	—	(23)	(23)
Option exercise	—	—	121,854	—	20	—	—	20
Net loss	—	—	—	—	—	(10,625)	—	(10,625)
Balance — September 30, 2021	213,960,286	$269,941	60,903,829	$6	$3,980	$(84,044)	$181	$(79,877)

(1)	Included in the share number is 39,881,455 shares of Class B common stock as of December 31, 2020 and 2021 issued upon recapitalization to the SES Founder Group (defined in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies) based on the number of shares held by such executive prior to the recapitalization multiplied by 5.9328 (the “Exchange Ratio”).
(2)	Includes issuance of 33,793,878 restricted shares of Class A common stock and 3,999,796 restricted shares of Class B common stock, subject to vesting.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities
Net loss	$(42,346)	$(21,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Change of fair value of Sponsor Earn-Out liability	(16,400)	—
Stock-based compensation	15,947	3,130
Depreciation and amortization	1,580	1,298
Other	(371)	—
PPP note forgiveness	—	(840)
Changes in operating assets and liabilities:
Receivable from related party	5,943	(1,138)
Prepaid expenses and other assets	(3,401)	(1,068)
Accounts payable	(761)	617
Accrued expenses and other liabilities	2,002	1,203
Net cash used in operating activities	(37,807)	(17,804)
Cash Flows From Investing Activities
Purchases of property and equipment	(10,645)	(3,964)
Purchase of short-term investments	—	(150,810)
Maturities of short-term investments	—	13,101
Net cash used in investing activities	(10,645)	(141,673)
Cash Flows From Financing Activities
Proceeds from Business Combination and PIPE Financing, net of issuance costs	282,940	—
Proceeds from stock option exercises	260	20
Payment of deferred offering costs	—	(576)
Proceeds from issuance of Series D and D plus redeemable convertible preferred stock, net of issuance costs	—	187,897
Net cash provided by financing activities	283,200	187,341
Effect of exchange rates on cash	(639)	48
Net increase in cash, cash equivalents and restricted cash	234,109	27,912
Cash, cash equivalents and restricted cash at beginning of period (Note 4)	161,044	2,728
Cash, cash equivalents and restricted cash at end of period (Note 4)	$395,153	$30,640

Supplemental Non-Cash Information:
Conversion of Redeemable Convertible Preferred Stock to shares of Class A Common Stock	$(269,941)	$—
Release of accrued transaction costs related to Business Combination and PIPE Financing	$6,174	$—
Accounts payable and accrued expenses related to purchases of property and equipment	$4,668	$(118)
Lease liabilities arising from obtaining right-of-use assets	$1,565	$—
Liabilities of Ivanhoe acquired in the Business Combination	$(387)	$—
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	$—	$2,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation, and consolidated subsidiaries (together the “Company”) consists of SES AI Corporation (“SES”), and its wholly-owned subsidiaries: SES Holdings Pte. Ltd. (“SES Holdings” or “Old SES”), SolidEnergy Systems, LLC (“SES LLC”), SolidEnergy (Shanghai) Co., Ltd. (“SES Shanghai”), SolidEnergy Systems Securities Corporation (“SES Securities”), Viking Power Systems Pte. Ltd. (“SES Viking”), and Massachusetts Solid Energy Co., Ltd. (“SES Korea”).

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

The Company is engaged in the research and development of Lithium-Metal (“Li-Metal”) rechargeable batteries for electric vehicles (“EVs”). Since the Company’s founding in 2012, the Company has been committed to developing the world’s most advanced EV batteries. The Company’s Li-Metal batteries have been designed to combine the high energy density of Li-Metal with cost-effective manufacturability at scale. The Company’s headquarters are located in Boston with research and development facilities located there, in Shanghai, China, and in South Korea. Principal operations have not yet commenced as of September 30, 2022, and the Company has not derived revenue from its principal business activities.

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

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and are unaudited. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of Old SES at that date. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

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

Reclassification of Prior Period Amounts

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Restricted cash and deferred offering costs have been combined with other assets and accrued compensation has been combined with accrued expenses and other current liabilities on the condensed consolidated balance sheet. The impact of these changes was an increase of $6.2 million to other assets and an increase of $2.1 million to accrued expenses and other current liabilities at December 31, 2021. In addition, the Company reclassified the change in other assets to the change in prepaids expenses and other assets in the amount of $0.5 million and the change in accrued compensation to the change in accrued expenses and other liabilities in the amount of $0.8 million in the prior year statements of cash flows for the nine months ended September 30, 2021. There was no change to previously reported total assets, total liabilities, or net cash used in operating activities.

Impact of Novel Coronavirus (“COVID-19”)

COVID-19 has had, and continues to have, a significant impact around the world, including, but not limited to, an impact on general economic conditions, trade and financing markets, changes in customer behavior, and significant uncertainty in the overall continuity in business operations. COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of manufacturers and suppliers of EVs and EV batteries. In particular, COVID-19 may cause an increase in costs resulting from the efforts of manufacturers of EVs or EV batteries to mitigate the effects of COVID-19 and delays in EV manufacturers’ schedules to full commercial production of EVs and disruptions to these supply chains, among other negative effects.

Previous spikes in COVID-19 cases in Shanghai resulted in government-mandated temporary shutdowns at our Shanghai facility in April 2022, causing a delay of over a month in our development, testing and manufacturing efforts and in our product schedule and our ability to obtain materials from our suppliers in the affected area. The government-mandated shutdown was lifted on June 1, 2022 and the Shanghai facility has reopened. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected. We continue to monitor closely the impact of COVID-19 on all aspects of our business and geographies, including its impact on our employees, suppliers, business partners and potential distribution channels and customers. The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, such as the emergence of new variants and status of governmental measures to combat it, which are uncertain and cannot be predicted. Even as the effects of the COVID-19 pandemic have subsided, we may continue to suffer an adverse effect on our business due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

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

Since inception, the Company has not achieved annual profitable operations or positive cash flows from operations, and it expects to incur losses in future periods. As of September 30, 2022, the Company had total cash, cash equivalents and restricted cash of $395.2 million and an accumulated deficit of $136.6 million. The Company’s ability to fund its ongoing efforts is dependent on its ability to continue to raise the necessary capital through future financing and capital transactions, on an as needed basis, as well as the success of the Company’s development and commercialization efforts and, ultimately, upon market acceptance of the Company’s products.

These condensed consolidated financial statements have been prepared on a going concern basis. Management believes that the Company’s current cash and cash equivalents as of September 30, 2022 are adequate to meet its needs for the next twelve months from the issuance of these condensed consolidated financial statements.

Significant Accounting Policies

During the three and nine months ended September 30, 2022, there have been no significant changes to the Company’s significant accounting policies as disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Super 8-K Amendment, except as described below:

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

Leases

The Company determines if an arrangement includes a lease at inception. Lease arrangements generally have lease and non-lease components, which are accounted for separately. At the lease commencement date, the Company recognizes operating lease liabilities, equal to the present value of the lease payments, and operating lease assets, which represent the right to use the underlying asset for the lease term (the “ROU asset”). The Company assesses if it is reasonably certain to exercise lease options to extend or terminate the lease for inclusion or exclusion in the lease term when the Company measures the lease liability. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company’s incremental borrowing rate estimates a secured rate that reflects the term of the lease, the nature of the underlying asset and the economic environment. The Company excludes leases with an expected term of one year or less from recognition on the condensed consolidated balance sheet. Operating lease assets includes lease payments made prior to lease commencement and excludes lease incentives and initial direct costs incurred. Lease expense is recognized on a straight-line basis over the lease term. Variable lease expenses, including common area maintenance, insurance, and property tax, are expensed as incurred.  See “Note 7 – Leases” for additional information about the Company’s leases.

Sponsor Earn-Out Liability

On February 2, 2022, in connection with the Domestication, 6,900,000 of Ivanhoe’s Class B ordinary shares held by Ivanhoe Capital Sponsor LLC (the “Sponsor”) converted into an equal number of shares of duly authorized, validly issued, fully paid and nonassessable Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), of the Company. At Closing, these 6,900,000 shares of Class B Common Stock converted into an equal number of shares of duly authorized, validly issued, fully paid and nonassessable Class A common stock par value $0.0001 per share (the “Class A Common Stock”, and together with the Class B Common Stock, “Common Stock”), of the Company (the “Sponsor Earn-Out Shares”). These Sponsor Earn-Out Shares are subject to certain transfer restrictions and forfeiture terms following the Closing, which will be released as follows:

●	20% were subject to transfer restrictions until the date that was 180 days after the Closing (“Tranche 1”);
●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $12.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 2”);
●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $14.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 3”);
●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $16.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 4”); and
●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $18.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 5”).

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

The Sponsor Earn-Out Shares in Tranche 1 are accounted for as equity instruments because they are legally owned by the Sponsor, cannot be forfeited and were subject only to transfer restrictions that lapsed 180 days after the Closing Date, which occurred on August 2, 2022, and as such meet the equity classification criteria in accordance with ASC 505, Equity. The Sponsor Earn-Out Shares under Tranche 2, Tranche 3, Tranche 4 and Tranche 5 are accounted for as a derivative liability measured at fair value, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss at each reporting period, because the earn-out triggering events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the shares of Class A Common Stock. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing Date was estimated using a Monte Carlo simulation model and was determined to be $36.4 million. As of September 30, 2022, the Earn-Out Triggering Events were not achieved for any of Tranche 2 through Tranche 5, and as such the Company adjusted the carrying amount of the derivative liability to its estimated fair value of $20.0 million, as recorded within Sponsor Earn-Out liability on the condensed consolidated balance sheet. The change in the fair value of ($4.9) million and $16.4 million for the three and nine months ended September 30, 2022, respectively, in the Sponsor Earn-Out liability is included within other income (expense) on the condensed consolidated statement of operations and comprehensive loss. See “Note 6 – Sponsor Earn-Out Liability”, for more information on fair value.

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

The Escrowed Earn-Out Shares to be released upon achievement of the vesting condition are classified as equity instruments and recorded at fair value in stockholders’ equity as vesting is indexed to the common stock of the Company. The Earn-Out Restricted Shares are accounted for as equity awards issued to employees subject to time and market vesting conditions. See “Note 10 – Stock-Based Compensation”, for more information on fair value of the Earn-Out Restricted Shares.

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
(ii)	eliminates the Company’s ability to redeem any Public Warrants unless the Class A Common Stock is trading at a price equal to or in excess of $18.00 per share; and
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

The Company has reviewed all other accounting pronouncements issued during the three months ended September 30, 2022 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity as of the date of closing:

(in thousands)
Cash - Ivanhoe's trust and cash, net of redemptions	$51,590
Cash - PIPE Financing	274,500
Less: Non-Transaction costs relating to Ivanhoe in conjunction with Closing	(13,149)
Less: Transaction costs and advisory fees paid	(26,972)
Net proceeds from Business Combination and PIPE Financing at Closing	285,969
Less: Transaction costs paid post Closing	(3,029)
Financing cash inflow from Business Combination and PIPE Financing	282,940
Add: Transaction costs expensed relating to liabilities assumed upon the Business Combination	4,649
Less: Transactions costs paid on or before December 31, 2021	(3,334)
Less: Sponsor Earn-Out liability	(36,393)
Less: Liabilities assumed from Ivanhoe	(387)
Less: Accrued transaction costs	(12,954)
Net contributions from Business Combination and PIPE Financing	$234,521

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Ivanhoe Class A common stock, outstanding prior to Business Combination	27,600,000
Less: Redemption of Ivanhoe Class A common stock	(22,455,850)
Ivanhoe Class A common stock, net of redemptions	5,144,150
Ivanhoe Class B ordinary shares, converted to Class A Common Stock upon Closing	6,900,000
Total Ivanhoe Class A Common Stock	12,044,150
PIPE Investors — Class A Common Stock	27,450,000
Old SES common and preferred shares (other than SES Founder Group) converted to Class A Common Stock	236,221,766
Old SES Restricted Shares converted to restricted shares of Class A Common Stock	2,273,727
SES Founder Group shares of common stock converted to shares of Class B Common Stock	39,881,455
Founder Earn-Out Shares (Class B Common Stock)	3,999,796
Earn-Out Shares (Class A Common Stock)	23,691,182
Earn-Out Restricted Shares (Class A Common Stock)	2,308,969
Total	347,871,045
Less: Shares of Old SES outstanding prior to Business Combination and PIPE Financing	(276,103,221)
Business Combination and PIPE Financing Shares	71,767,824

Note 4.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Cash	$23,474	$157,483
Money market funds	371,190	3,014
Total cash and cash equivalents	394,664	160,497
Restricted cash included in prepaid expenses and other current assets and other assets	489	547
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows(1) (2)	$395,153	$161,044

(1) As of September 30, 2022, all cash, cash equivalents, and restricted cash were Level 1 in the fair value hierarchy.

(2) As of December 31, 2021, all cash and cash equivalents were Level 1 and all restricted cash was Level 2 in the fair value hierarchy.

Note 5.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accruals for construction of property and equipment	$4,348	$71
Accrued professional services	2,039	1,099
Income taxes payable	509	226
Advance payments received under joint development agreements	136	1,978
Other	3,837	2,899
Accrued expenses and other current liabilities	$10,869	$6,273

Note 6.  Sponsor Earn-Out Liability

The Sponsor Earn-Out liability has been measured at its estimated fair value using Level 3 inputs in a Monte Carlo simulation valuation model. Inherent in the valuation model are assumptions related to expected stock price volatility, risk-free interest rate, expected life, and dividend yield. The Company estimates the volatility of its common stock by using an average of historical volatilities of select peer companies’ common stock that matches the expected remaining term of the awards. The risk-free interest rate is based on the U.S. Treasury yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected remaining life of the awards, which is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Monte Carlo simulation model for the Sponsor Earn-Out liability were as follows at their measurement dates:

	September 30, 2022	February 3, 2022 (Closing Date)
Stock price	$4.88	$7.68
Expected volatility	82.0%	81.0%
Risk free rate	4.05%	1.63%
Contractual term (in years)	4.3	5.0
Expected dividends	0%	0%

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liability:

(in thousands)
Balance as of December 31, 2021	$—
Additions during the period	36,393
Change in fair value	(16,400)
Balance as of September 30, 2022	$19,993

There was no transfer in or out of Level 3 measurements during the three and nine months ended September 30, 2022.

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

The Company’s total operating lease cost was $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, total rental expense was $0.5 million and $1.2 million, respectively. Cash paid for amounts included in the measurement of lease liabilities was $2.0 million for the nine months ended September 30, 2022.

The following table summarizes the future minimum undiscounted lease payments under operating leases as of September 30, 2022:

Years Ending December 31,	(in thousands)
2022 (remaining)	$313
2023	2,627
2024	2,673
2025	2,731
2026	2,044
Thereafter	4,516
Total future minimum lease payments	14,904
Less: imputed interest	(3,022)
Total future minimum lease payments	$11,882

As of September 30, 2022, the weighted average remaining lease term for operating leases was 6.6 years and the weighted average discount rate used to determine the operating lease liability was 6.2%.

In October 2022, the Company entered into an amendment to the operating lease agreement for its Boston facility to add additional space. Pursuant to the amendment, the landlord has agreed to construct an addition to the existing facility for such additional space, which the Company anticipates will be completed in the third quarter of 2023, triggering the commencement of the amended lease. The additional space will consist of approximately 5,000 square feet and the total base rent payments for the addition through the expected 8 year term will be approximately $1.5 million.

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

On September 13, 2022, the Company entered into a Share Purchase Agreement (the “SPA”), to purchase a minority interest in a supply chain partner. The transaction is expected to close in the fourth quarter of 2022.

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

Note 9.   Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (0.50)% and (0.74)%, respectively, compared with (0.04)% and (0.12)% for the three and nine months ended September 30, 2021 respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of September 30, 2022 and December 31, 2021 and the recording of uncertain tax positions and interest expense.

The Company’s deferred tax assets principally result from U.S. net operating loss carryforwards and research and development credits. Utilization of these attributes is dependent upon future levels of taxable income and may be subject to annual limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. Such limitations may result in the expiration of these attributes before their utilization. The Company is evaluating the impact of the equity transactions that have occurred during the three and nine months ended September 30, 2022, however it does not believe there will be a material impact to the attributes.

As of September 30, 2022, there were no significant changes to the total amount of unrecognized tax benefits.

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

During the nine months ended September 30, 2022, the Company granted 2,116,942 PSUs and 2,920,755 RSUs, net of forfeitures, respectively. As of September 30, 2022, the Company had 32,639,849 shares of Class A Common Stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the SES AI Corporation 2021 Plan.

Earn-Out Restricted Shares

The Earn-Out Restricted Shares has been measured at its estimated fair value as of the grant date using Level 3 inputs in a Monte Carlo simulation valuation model. The aggregate grant date fair value of the Earn-Out Restricted Shares is $15.8 million. Inherent in the valuation model are assumptions related to expected stock price volatility, risk-free interest rate, expected life, and dividend yield. The Company estimates the volatility of its common stock by using an average of historical volatilities of select peer companies’ common stock that matches the expected remaining term of the awards. The risk-free interest rate is based on the U.S. Treasury yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected remaining life of the awards, which is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Monte Carlo simulation model for the Earn-Out Restricted Shares were as follows at the measurement date:

February 3, 2022 (Closing Date)
Expected stock price	$7.68
Expected volatility	81.0%
Risk-free rate	1.63%
Expected term (in years)	5.0

Stock-based Compensation Expense

The Company’s stock-based compensation included in its condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$2,417	$34	$4,678	$246
General and administrative	4,797	2,753	11,269	2,884
Total stock-based compensation (1)	$7,214	$2,787	$15,947	$3,130
(1)	Includes $2.2 million and $5.8 million of stock-based compensation expense recorded for the Earn-Out Restricted Shares during the three and nine months ended September 30, 2022, respectively. Additionally, includes $3.0 million and $4.8 million of stock-based compensation expense recorded for the RSUs and $1.4 million and $2.4 million of stock-based compensation expense recorded for the PSUs during the three and nine months ended September 30, 2022, respectively.

No income tax benefit was recognized for this compensation expense in the condensed consolidated statements of operations and comprehensive loss, as the Company does not anticipate realizing any such benefit in the near future. As of September 30, 2022, there was $45.8 million of total unrecognized stock-based compensation cost, of which $20.1 million is related to unvested RSUs, $10.2 million is related to unvested PSUs, $7.5 million is related to unvested RSAs, $7.0 million is related to unvested Earn-Out Restricted shares, and $1.0 million is related to unvested stock options, respectively, which the Company expects to recognize over an estimated weighted-average period of 2.5 years, 2.1 years, 2.5 years, 0.8 years, and 2.4 years, respectively.

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

As of September 30, 2022, the Company had 305,891,287 and 43,881,251 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively. For accounting purposes, only shares that are fully vested or are not subject to repurchase are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

September 30, 2022
Total shares of common stock legally issued and outstanding	349,772,538
Less: Shares subject to future vesting:
Escrowed Earn-Out Shares	(27,690,978)
Sponsor Earn-Out Shares	(5,520,000)
Earn-Out Restricted Shares	(1,952,336)
RSAs	(1,505,944)
Total shares issued and outstanding	313,103,280

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

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 20,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights of such preferred stock. As of September 30, 2022, no shares of the Company’s preferred stock were issued and outstanding.

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

As of September 30, 2022, the Company had outstanding Public Warrants to purchase 9,199,947 shares of Class A Common Stock.

Private Warrants

The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable. As of September 30, 2022, the Company had outstanding Private Warrants to purchase 5,013,333 shares of Class A Common Stock.

The Company has the following shares of common stock available for future issuance on an as-if converted basis:

	September 30, 2022	December 31, 2021
Shares reserved for issuance under the SES AI Corporation 2021 Plan	32,639,849	—
Shares reserved for issuance under the SES Holdings Pte. Ltd. 2021 Plan	—	599,782
Common stock options outstanding	18,724,863	20,747,909
Public Warrants	9,199,947	—
Private Warrants	5,013,333	—
RSUs	2,755,058	—
PSUs	2,116,942	—
Redeemable convertible preferred stock	—	213,960,286
RSAs	—	2,261,880
Total common stock available for future issuance	70,449,992	237,569,857

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders - basic	$(24,328)	$(10,625)	$(42,346)	$(21,006)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	311,680,656	60,861,409	280,859,250	60,808,744

Net loss per share attributable to common stockholders - basic and diluted	$(0.08)	$(0.17)	$(0.15)	$(0.35)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of September 30,
	2022	2021
Escrowed Earn-Out Shares	27,690,978	—
Options to purchase common stock	18,724,863	21,935,887
Public Warrants	9,199,947	—
Sponsor Earn-Out Shares	5,520,000	—
Private Warrants	5,013,333	—
Unvested RSUs	2,755,058	—
Unvested PSUs	2,116,942	—
Earn-Out Restricted Shares	1,952,336	—
Unvested RSAs	1,505,944	—
Redeemable convertible preferred stock	—	213,961,063
Total	74,479,401	235,896,950

Note 13.  Related-Party Transactions

As of September 30, 2022 and December 31, 2021, General Motors Company and its affiliates (“GM”) were considered a related party due to their board representation and the board member’s employment position at GM, as well as GM holding more than 10% of the Company’s Class A Common Stock.

In February 2021, the Company executed a JDA with GM Global Technology Operations LLC (“GM Technology”) and General Motors Holdings LLC (“GM Holdings”), to jointly Research and Develop (“R&D”) an A-Sample battery cell and build-out a prototype manufacturing line for GM Technology. GM Technology is an affiliate of GM Ventures and a subsidiary of GM Holdings, both stockholders of the Company. GM Holdings is also a subsidiary of GM. During the three and nine months ended September 30, 2022, the Company recorded $1.5 million and $5.0 million, respectively, pursuant to the terms of the JDA, as a credit to research and development expense in its condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2022, $2.0 million was outstanding as receivable from related party as disclosed in its condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the years ended December 31, 2021 and 2020 and the related notes contained in Exhibit 99.1 of Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on March 31, 2022 (the “Super 8-K Amendment”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “2021 Annual Report”). Unless the context otherwise requires, references in this section to “the Company”, “we”, “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

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

We are a pre-commercialization stage company with no revenue to date. The Company spent $11.5 million and $28.7 million on research and development activities, of which $3.1 million and $9.0 million is reimbursable by original equipment manufacturers of automotives (“OEM Partners”) under our JDAs (defined below), during the three and nine months ended September 30, 2022, respectively.

We have incurred the following operating results for the periods noted:

●	$24.3 million net loss for the three months ended September 30, 2022; and $10.6 million net loss for the three months ended September 30, 2021.
●	$42.3 million net loss for the nine months ended September 30, 2022; and $21.0 million net loss for the nine months ended September 30, 2021.
●	We have an accumulated deficit of approximately $136.6 million from our inception through September 30, 2022.

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

With 63 granted patents and 56 pending patent applications as of September 30, 2022 and ten years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, chemistry, engineering and software. We intend to make significant investments in research and development and the recruitment of top technical and engineering talent to improve our battery technology. As we grow our team and pilot facilities in Shanghai and South Korea, our materials consumption and the rate of cash utilization as a function of time will also increase significantly.

Commercialization

We are currently working to develop and initially produce A-Sample batteries with specifications required by OEMs for their EVs, with the goal of achieving the development and initial production of B-Sample batteries in 2023 and C-Sample batteries in 2024, which we expect to enable us to commence commercial production of our technology in 2025. Phase I of our Pilot Facility in Shanghai was completed and ready-to-use in March 2022 and fully operational in the third quarter of 2022, and our pilot facility in South Korea was completed and ready-to-use in September 2022. We intend to continue to focus on improving manufacturing processes, enhancing cell performance and quality, developing new materials, and training our machine learning model, all of which we expect to help us achieve our commercialization goal. We expect to expand our facilities in Shanghai and South Korea in 2023, and work with our OEM partners to build facilities for eventual C-Sample battery development and production ahead of this planned commercial production.

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

Capital Needs

We have incurred net losses and negative cash flows from operations since our inception. Assuming we experience no significant delays in the research and development of our Li-Metal battery, we believe that our cash resources are sufficient to fund us to commercialization. For more information, see “Liquidity and Capital Resources” below.

Government Regulation and Compliance

There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in vehicles, factory safety and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our batteries into the market.

Impact of COVID-19

COVID-19 has had, and continues to have, a significant impact around the world, including, but not limited to, an impact on general economic conditions, trade and financing markets and changes in customer behavior, and significant uncertainty in the overall continuity in business operations. COVID 19 has also disrupted the manufacturing, delivery and overall supply chain of manufacturers and suppliers of EVs and EV batteries. In particular, COVID 19 may cause an increase in costs resulting from the efforts of manufacturers of EVs or EV batteries to mitigate the effects of COVID 19 and delays in EV manufacturers’ schedules to full commercial production of EVs and disruptions to these supply chains, among other negative effects.

Previous spikes in COVID-19 cases in Shanghai resulted in government-mandated temporary shutdowns at our Shanghai facility in April 2022, causing a delay of over a month in our development, testing and manufacturing efforts and in our product schedule and our ability to obtain materials from our suppliers in the affected area. The government-mandated shutdown was lifted on June 1, 2022 and the Shanghai facility has re-opened. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected.

We continue to monitor closely the impact of COVID 19 on all aspects of our business and geographies, including its impact on our employees, suppliers, business partners and potential distribution channels and customers. The extent to which the COVID 19 pandemic may continue to affect our business will depend on continued developments, such as the emergence of new variants and status of governmental measures to combat it, which are uncertain and cannot be predicted. Even as the effects of the COVID 19 pandemic have subsided, we may continue to suffer an adverse effect on our business due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID 19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs. In addition, a recurrence of COVID 19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

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

General and Administrative

General and administrative expenses consist primarily of costs incurred for salaries and personnel-related expenses, including stock-based compensation expense, for our finance, legal and human resource functions, expenses for director and officer insurance, outside contractor and professional service fees, audit and compliance expenses, legal, accounting and other advisory services, as well as allocated facilities and information technology costs including depreciation. We continue to expand our personnel headcount to support our growth and operations as a public company. Accordingly, we expect our general and administrative expenses to increase in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect to incur customer and sales support and advertising costs.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

Operating Expenses

	Three Months Ended September 30,		$	%
(in thousands)	2022	2021	Change	Change
Research and development	$8,421	$3,684	$4,737	129%
General and administrative	13,308	7,004	6,304	90%
Total operating expenses	$21,729	$10,688	$11,041	103%

	Nine Months Ended September 30,		$	%
(in thousands)	2022	2021	Change	Change
Research and development	$19,680	$10,332	$9,348	90%
General and administrative	40,305	11,509	28,796	250%
Total operating expenses	$59,985	$21,841	$38,144	175%

Research and Development

Research and development expenses for the three months ended September 30, 2022 increased $4.7 million, or 129%, to $8.4 million, compared with $3.7 million for the three months ended September 30, 2021. The increase primarily resulted from a $3.3 million increase in personnel costs mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, which included $2.4 million of stock-based compensation expense that primarily relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022 and RSUs and PSUs issued in April 2022. Further, there was a $1.3 million increase in software development costs related to our advanced AI software and BMS and a $0.9 million increase in expenses for lab consumables and material supplies. The remainder of the increase was attributable to immaterial other spend. These increases were partly offset by $1.2 million of increased credits to research and development expense, which are amounts invoiced pursuant to the JDAs.

Research and development expenses for the nine months ended September 30, 2022 increased $9.3 million, or 90%, to $19.7 million, compared with $10.3 million for the nine months ended September 30, 2021. The increase primarily resulted from a $6.2 million increase in personnel costs mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, which included $4.4 million of stock-based compensation expense that primarily relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022 and RSUs and PSUs issued in April 2022. Further, there was a $3.2 million increase in software development costs related to our advanced AI software and BMS, a $1.7 million increase in expenses for lab consumables and material supplies, and a $1.0 million increase in facility costs due to utilities and depreciation expenses. The remainder of the increase was attributable to immaterial other spend. These increases were partly offset by $2.9 million of increased credits to research and development expense, which are amounts invoiced pursuant to the JDAs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 increased $6.3 million, or 90%, to $13.3 million, compared with $7.0 million for the three months ended September 30, 2021. This increase primarily resulted from a $3.6 million increase in personnel costs mainly attributable to our growth in headcount to support our operations as a public company, which included $2.0 million of stock-based compensation expense that primarily relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022 and RSUs and PSUs issued in April 2022. Further, there was a $2.0 million increase in insurance expense to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company, a $0.3 million increase in professional fees and outside services associated with external consulting, legal, audit and accounting services, and a $0.2 million increase in travel costs primarily related to the opening of the South Korea facility. The remainder of the increase was attributable to immaterial other spend.

General and administrative expenses for the nine months ended September 30, 2022 increased $28.8 million, or 250%, to $40.3 million, compared with $11.5 million for the nine months ended September 30, 2021. This increase primarily resulted from a $13.1 million increase in personnel costs mainly attributable to our growth in headcount to support our operations as a public company, which included $8.4 million of stock-based compensation expense that primarily relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022 and RSUs and PSUs issued in April 2022. Further, there was a $4.6 million increase due to deferred offering costs associated with the Sponsor Earn-Out liability, a $5.5 million increase in insurance expense to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company, a $3.0 million increase in professional fees and outside services associated with external consulting, legal, audit and accounting services, a $0.9 million increase in fees related to marketing and public relations for the Company, a $0.7 million increase in expenses primarily related to our offices in the U.S. and South Korea, a $0.4 million increase in travel costs primarily related to the opening of the South Korea facility. The remainder of the increase was attributable to immaterial other spend.

Non-Operating Items

Interest Income

During the three and nine months ended September 30, 2022, we had interest income of $2.0 million and $2.5 million, respectively, compared with $0.2 million for the three and nine months ended September 30, 2021. The $1.8 million and $2.3 million increase was primarily due to an increased investment in money market funds and an increase in interest rates during 2022.

Change of Fair Value of Earn-Out Liability, Net

During three and nine months ended September 30, 2022, we incurred a $4.9 million loss and a $16.4 million gain, respectively, associated with the change in fair value of the Sponsor Earn-Out liability. With the fair value of the Sponsor Earn-Out liability tied to the Company’s stock price, continued volatility in the stock price could result in further gains or losses resulting from the change in fair value. Refer to “Note 6 – Sponsor Earn-Out Liability” to the condensed consolidated financial statements for additional information.

Other (Expense) Income, Net

During the three months ended September 30, 2022, we had other income of $0.4 million, compared with other expense of $0.1 million for the three months ended September 30, 2021. The $0.5 million increase in other income was primarily the result of unrealized and realized foreign currency gains due to the strengthening of the U.S. dollar compared with the Chinese renminbi (RMB) and South Korean won (KRW).

During the nine months ended September 30, 2022, we had other expense of $0.9 million, compared with other income of $0.7 million for the nine months ended September 30, 2021. The $1.6 million increase in other expense was primarily the result of certain postemployment benefits and a gain recorded in the prior year from the forgiveness of the PPP loan received in 2020, partially offset by unrealized and realized foreign currency gains due to the strengthening of the U.S. dollar compared with the Chinese renminbi (RMB) and South Korean won (KRW).

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 was immaterial.

Liquidity and Capital Resources

On February 3, 2022, as a result of the aforementioned Business Combination and PIPE Financing, we raised $282.9 million in net proceeds. Prior to that, since our inception we raised approximately $269.9 million of funding through the sales of our redeemable convertible preferred stock. As of September 30, 2022, we had total cash, cash equivalents and restricted cash of $395.2 million and an accumulated deficit of $136.6 million. As an early-stage growth company in the pre-commercialization stage of development, the net operating losses we have incurred since inception are consistent with our strategy and budget. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least the next 12 months, and also sufficient to fund the expected expansion of our facilities in Shanghai and South Korea in 2023. However, additional funding may be required for a variety of reasons, including delays in expected development.

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

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(37,807)	$(17,804)
Investing activities	(10,645)	(141,673)
Financing activities	283,200	187,341
Effect of exchange rate changes on cash	(639)	48
Net increase in cash, cash equivalents and restricted cash	$234,109	$27,912

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

Net cash used in operating activities of $37.8 million for the nine months ended September 30, 2022 was primarily attributable to net loss of $42.3 million as adjusted for a gain on change in fair value of Sponsor Earn-Out liability of $16.4 million, stock-based compensation expense of $15.9 million, and depreciation and amortization of $1.6 million, partially offset by a $3.8 million working capital cash inflow. The working capital cash inflow was driven by a $5.9 million decrease in receivable from related party and a $2.0 million increase in accrued expenses and other liabilities, partially offset by a $3.4 million increase in prepaids and other assets and a $0.8 million decrease in accounts payable. The decrease in receivable from related party was driven by activity from the JDAs. The increase in accrued expenses and other liabilities was primarily due to certain postemployment benefits. The increase in prepaids and other assets was primarily due to insurance costs to cover potential liabilities under our indemnification obligations to our directors and certain officers and receivables from our other JDAs. The decrease in accounts payable was primarily driven by the timing of payments.

Net cash used in operating activities of $17.8 million for the nine months ended September 30, 2021 was primarily attributable to net loss of $21.0 million, as adjusted for stock-based compensation expense of $3.1 million, depreciation and amortization of $1.3 million, and gain on the forgiveness of the PPP note payable of $0.8 million, partially offset by a $0.4 million working capital outflow. The working capital outflow was primarily driven by a $1.1 million increase in receivable from related party and a $1.1 million increase in prepaids and other assets, partially offset by a $1.2 million increase in accrued expenses and other liabilities and a $0.6 million increase in accounts payable. The increase in receivable from related party was primarily attributable to the GM JDA. The increase in prepaids and other assets was primarily due to prepaid rent and deposits related to the Shanghai facility. The increase in accrued expenses and other liabilities was primarily driven by increased marketing and public relations activity and an increase in accrued compensation costs. The increase in accounts payable was primarily driven by increased professional fees associated with external legal, consulting and accounting services.

Investing Activities

Net cash used in investing activities of $10.6 million for the nine months ended September 30, 2022 was attributable to purchases of property, plant and equipment related to our facilities in Shanghai and South Korea. We expect capital expenditures for the rest of 2022 to increase compared with the corresponding period in 2021 as we continue to invest in the build out of our manufacturing pre-production facility.

Net cash used in investing activities of $141.7 million for the nine months ended September 30, 2021 was attributable to the purchase of short-term investments of $150.8 million and the purchase of property and equipment of $4.0 million mainly related to lab machinery and equipment, various lab tools and instruments and patents attributable to lithium salt production and lithium battery management technologies, partially offset by the proceeds from maturities of short-term investments of $13.1 million.

Financing Activities

Net cash provided by financing activities of $283.2 million for the nine months ended September 30, 2022 was primarily attributable to proceeds received from the Business Combination and PIPE Financing, net of issuance costs.

Net cash provided by financing activities of $187.3 million for the nine months ended September 30, 2021 primarily related to proceeds received from the issuance of Series D redeemable convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of September 30, 2022, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$15,440	$1,823	$17,263

(1) Purchase obligations include commitments for the purchase of lab supplies and equipment. These commitments are derived from purchase orders and supplier contracts.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had a letter of credit issued by a financial institution totaling $0.5 million. The letter of credit relates to deposits the Company is required to maintain under one of its operating leases agreements. We have restricted cash that serves as collateral for this outstanding letter of credit that is included in other assets on our condensed consolidated balance sheet. No amounts have been drawn under the letter of credit.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

We consider an accounting estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the unaudited condensed financial statements. Our significant accounting policies are described in “Note 2 – Basis of Presentation” of our accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 included in this Quarterly Report on Form 10-Q. We consider the following to be our critical accounting estimates as described below.

Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions
Stock-Based Compensation

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

Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions
Earn-Out Restricted Shares

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

Lease payments included in the measurement of lease liabilities consist of (1) fixed lease payments for the noncancelable lease term, (2) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (3) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of the Company’s real estate lease agreements require variable lease payments that depend on an underlying index or rate established at lease commencement. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

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

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of ROU asset and lease liability reported.

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $395.2 million consisting of U.S. Treasury money market funds and short-term mutual funds. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Foreign Currency Risk

The functional currency of all our entities and all its subsidiaries is the U.S. dollar, except for our subsidiaries in China and South Korea, which has Chinese renminbi (RMB) and South Korean won (KRW), respectively, as its functional currency, reflecting its principal operating economic environment. We expect to be exposed to both currency transaction remeasurement and translation risk. Foreign currency translation losses were $1.2 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, compared with an immaterial amount in each of the respective prior year periods. These foreign translation losses were recorded in accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated condensed balance sheets and were primarily due to the strengthening of the U.S. dollar to the Chinese renminbi (RMB) and South Korean won (KRW). We have not hedged such exposure, although we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principle executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Remediation Initiatives

We have taken the following steps towards remediation of the identified material weaknesses and to enhance our internal control over financial reporting:

●	We hired additional compliance, accounting, and financial staff with appropriate public company experience and technical knowledge, including qualified controllers in the US and South Korea, a senior manager of SOX (defined below), and a senior manager and manager of SEC reporting and technical accounting. We will continue utilizing third-party consultants to supplement our internal resources to execute key controls related to various financial reporting processes, as needed.
●	We improved our capabilities to identify, research, and prepare supporting documentation for technical accounting issues.
●	We engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation, and testing of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
●	We have continued implementing new controls and redesigning existing controls, including transactional, review, IT and user access controls to mitigate the identified risks of material misstatements.
●	In addition to the above, we have worked with outside advisors to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

We face various risks relating to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic. The effects and potential effects of COVID-19 include, but are not limited to, its impact on general economic conditions, trade and financing markets and changes in customer behavior, and significant uncertainty in the overall continuity in business operations. COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of EV manufacturers and suppliers and EV batteries. In particular, COVID-19 may cause an increase in costs resulting from the efforts of manufacturers of EVs or EV batteries to mitigate the effects of COVID-19 and delays in EV manufacturers’ schedules to full commercial production of EVs and disruptions to these supply chains, among other negative effects.

Following the re-opening of non-essential businesses and the easing of restrictions on non-essential in-person work, since the beginning of the year ended December 31, 2021, we have ramped up research and development hiring and increased our investment in in-person work.

However, measures that have been relaxed may be reimplemented if COVID-19 continues to spread. If, as a result of these measures, we have to limit the number of employees and contractors at any research and development or manufacturing facility at a given time, it could cause a delay in our development, testing and manufacturing efforts and a delay in our product schedule. For example, previous spikes in COVID-19 cases in Shanghai resulted in government-mandated temporary shutdowns at our Shanghai facility in April 2022, causing a delay of over a month in our development, testing and manufacturing efforts and in our product schedule and our ability to obtain materials from our suppliers in the affected area. The government-mandated shutdown was lifted on June 1, 2022 and the Shanghai facility has re-opened. There can be no assurances that other temporary shutdowns will not be imposed in the future. If our workforce is unable to work effectively, or if we are required to shut down our facilities on a more permanent basis, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19, our operations will be adversely affected.

We continue to monitor closely the impact of COVID 19 on all aspects of our business and geographies, including its impact on our employees, suppliers, business partners and potential distribution channels and customers. The extent to which the COVID 19 pandemic may continue to affect our business will depend on continued developments, such as the emergence of new variants and status of governmental measures to combat it, which are uncertain and cannot be predicted. Even as the effects of the COVID 19 pandemic have subsided, we may continue to suffer an adverse effect on our business due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID 19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs. In addition, a recurrence of COVID 19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

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

We expect to incur increased costs related to our internal control over financial reporting [this year and] in upcoming years to further improve our internal control environment. If we are unable to remediate the existing material weaknesses in our internal controls of financial reporting, if we identify additional material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or express an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

10.1†	English Translation of Amendment to Shanghai Lease Agreement dated as of September 20, 2022

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†    Filed herewith.

*    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 14, 2022

SES AI CORPORATION

	By:	/s/ Qichao Hu
	Name:	Qichao Hu
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jing Nealis
	Name:	Jing Nealis
	Title:	Chief Financial Officer
(Principal Financial Officer)