Form 10-Q
period 2023-03-31
SES AI Corp
filed 2023-05-09
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 3, 2023, there were 306,124,263 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that SES AI Corporation (“the Company”) believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the following risks:

●	risks related to the development and commercialization of SES’s battery technology and the timing and achievement of expected business milestones;
●	risks relating to the uncertainty of achieving and maintaining profitability;
●	risks relating to the uncertainty of meeting future capital requirements;
●	the ability of SES to integrate its products into electric vehicles (“EVs”);
●	the risk that delays in the pre-manufacturing development of the Company’s battery cells could adversely affect our business and prospects;
●	potential supply chain difficulties;
●	the Company’s ability to engage target original equipment manufacturers (“OEMs”) customers successfully and integrate our products into EVs manufactured by OEM customers;
●	the ability to obtain raw materials, components or equipment through new or existing supply relationships;
●	the Company’s risks resulting from joint development agreements and other strategic alliances and investments; product liability and other potential litigation, regulation and legal compliance;
●	the Company’s ability to attract, train and retain highly skilled employees and key personnel;
●	the uncertainty in global economic conditions and risks relating to health epidemics, including the COVID-19 pandemic and any operational interruptions;
●	developments in alternative technology or other fossil fuel alternatives;
●	the Company’s risks related to intellectual property;
●	business, regulatory, political, operational, financial and economic risks related to the Company’s business operations outside the United States;
●	the Company has identified material weaknesses in its internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls;
●	the volatility of the Company’s common stock and value of our public warrants;
●	the other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$47,975	$106,623
Short-term investments	305,145	283,460
Receivable from related party	2,805	2,383
Inventories	502	383
Prepaid expenses and other current assets	6,362	3,792
Total current assets	362,789	396,641
Property and equipment, net	27,914	27,756
Long-term investments	19,541	—
Intangible assets, net	1,441	1,473
Right-of-use assets, net	11,591	11,363
Other assets	4,597	3,206
Total assets	$427,873	$440,439
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,789	$6,187
Operating lease liabilities, current	2,066	1,899
Accrued expenses and other current liabilities	11,402	11,271
Total current liabilities	16,257	19,357
Sponsor Earn-Out Liability	10,392	10,961
Operating lease liabilities, non-current	9,902	10,165
Unearned government grant	6,434	6,657
Other liabilities	2,561	1,760
Total liabilities	45,546	48,900
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 305,930,731 and 305,833,589 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 and 43,881,251 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	544,516	538,041
Accumulated deficit	(161,512)	(145,286)
Accumulated other comprehensive loss	(712)	(1,251)
Total stockholders' equity	382,327	391,539
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$427,873	$440,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development	$8,489	$4,067
General and administrative	13,123	15,130
Total operating expenses	21,612	19,197
Loss from operations	(21,612)	(19,197)
Other income (expense):
Interest income, net	4,140	23
Other income (expense), net	820	(160)
Gain (loss) on change of fair value of Sponsor Earn-Out Liability, net	569	(7,688)
Total other income (expense), net	5,529	(7,825)
Loss before income taxes	(16,083)	(27,022)
Provision for income taxes	(143)	(11)
Net loss	(16,226)	(27,033)
Other comprehensive income:
Unrealized gain on investments	467	—
Foreign currency translation adjustment	72	109
Total comprehensive loss	$(15,687)	$(26,924)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.12)

Weighted-average shares outstanding:
Basic and diluted	313,422,442	219,180,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2023

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2022	—	$—	349,714,840	$35	$538,041	$(145,286)	$(1,251)	$391,539
Issuance of common stock upon exercise of stock options	—	—	94,319	—	13	—	—	13
Restricted stock units vested	—	—	4,727	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	—	—	(1,904)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,462	—	—	6,462
Net loss	—	—	—	—	—	(16,226)	—	(16,226)
Unrealized gain on investments	—	—	—	—	—	—	467	467
Foreign currency translation adjustments	—	—	—	—	—	—	72	72
Balance — March 31, 2023	—	$—	349,811,982	$35	$544,516	$(161,512)	$(712)	$382,327

Three Months Ended March 31, 2022

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Equity
Balance – December 31, 2021	36,064,095	$269,941	10,474,509	$—	$5,604	$(94,293)	$367	$(88,322)
Retroactive application of reverse recapitalization upon Business Combination(1)	177,896,191	—	51,668,426	6	(6)	—	—	—
Balance — December 31, 2021, as converted	213,960,286	$269,941	62,142,935	$6	$5,598	$(94,293)	$367	$(88,322)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization upon Business Combination	(213,960,286)	(269,941)	213,960,286	21	269,920	—	—	269,941
Business Combination and PIPE Financing, net of redemptions and transaction costs(2)	—	—	71,767,824	7	234,514	—	—	234,521
Forfeitures of Earn-Out restricted shares	—	—	(9,080)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,186	—	—	3,186
Foreign currency translation adjustments	—	—	—	—	—	—	109	109
Issuance of common stock upon exercise of stock options	—	—	31,217	—	4	—	—	4
Net loss	—	—	—	—	—	(27,033)	—	(27,033)
Balance — March 31, 2022	—	$—	347,893,182	$34	$513,222	$(121,326)	$476	$392,406
(1)	Included in the share number is 39,881,455 shares of Class B common stock as of December 31, 2021 issued upon recapitalization to the SES Founder Group (defined in Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023).
(2)	Includes issuance of 33,793,878 restricted shares of Class A common stock and 3,999,796 restricted shares of Class B common stock, subject to vesting.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows From Operating Activities
Net loss	$(16,226)	$(27,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,462	3,186
Accretion income from debt securities	(2,946)	—
Depreciation and amortization	1,060	410
(Gain) loss from change in fair value of Sponsor Earn-Out liability	(569)	7,688
Other	(683)	—
Changes in operating assets and liabilities:
Receivable from related party	(422)	373
Inventories	(120)	—
Prepaid expenses and other assets	(2,553)	(6,453)
Accounts payable	(15)	5,448
Accrued expenses and other liabilities	619	1,566
Net cash used in operating activities	(15,393)	(14,815)
Cash Flows From Investing Activities
Purchases of property and equipment	(5,974)	(2,542)
Purchases of intangibles	—	(117)
Purchase of marketable securities	(97,119)	—
Maturities of marketable securities	60,000	—
Net cash used in investing activities	(43,093)	(2,659)
Cash Flows From Financing Activities
Proceeds from Business Combination and PIPE Financing, net of issuance costs	—	282,940
Proceeds from stock option exercises	13	4
Net cash provided by financing activities	13	282,944
Effect of exchange rates on cash	(198)	109
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,671)	265,579
Cash, cash equivalents and restricted cash at beginning of period (Note 4)	107,936	161,044
Cash, cash equivalents and restricted cash at end of period (Note 4)	$49,265	$426,623

Supplemental Non-Cash Information:
Accounts payable and accrued expenses related to purchases of property and equipment	$1,034	$1,983
Lease liabilities arising from obtaining right-of-use assets	$776	$—
Conversion of Redeemable Convertible Preferred Stock to shares of Class A Common Stock	$—	$(269,941)
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	$—	$(12,954)
Liabilities of Ivanhoe acquired in the Business Combination	$—	$(387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is engaged in the development of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), electric vehicle take-off and landing (“eVTOL”) and other applications. We were founded in 2012, and our mission is to facilitate the widespread adoption of sustainable electric transportation, both on land and in air, by creating best-in-class, high energy density Li-Metal batteries centered around long-range performance and safety. Our third-party tested, differentiated battery technology has been designed to combine the high energy density of Li-Metal with the cost-effective, large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarters are located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have not yet commenced as of March 31, 2023, and the Company has not derived revenue from its principal business activities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and are unaudited. These financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023 (the “Annual Report”). Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. As a result of the Business Combination completed on February 3, 2022, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted. The Company’s fiscal year ends on December 31.

During the three months ended March 31, 2023, there have been no significant changes to the Company’s significant accounting policies as disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s above mentioned Annual Report, except as described below.

Reclassification of Prior Period Amounts

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. The Company reclassified the change in accrued compensation and the change in operating lease liabilities to the change in accrued expenses and other liabilities in the prior year’s statements of cash flows in the amount of $0.6 million and ($0.3) million for the three months ended March 31, 2022, respectively. There was no change to previously reported net cash used in operating activities.

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported amounts of revenues, if any, and expenses. The Company bases its estimates on available historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from those estimates.

Significant estimates and assumptions include those related to the valuation of (i) certain equity awards, including common stock awards prior to the Business Combination, the Sponsor Earn-Out Shares, the Earn-Out Restricted Shares, and performance stock units, (ii) deferred tax assets and uncertain income tax positions, and (iii) and the measurement of operating lease liabilities. On an ongoing basis, the Company evaluates these judgments and estimates for reasonableness.

Investments

The Company has investments in marketable debt and marketable equity securities. Investments in marketable debt securities, which are comprised of U.S. treasury securities, are classified as available-for-sale and are recorded at fair value with any unrealized gains and losses included as a component of accumulated other comprehensive loss in total stockholders’ equity on the consolidated balance sheets until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion reported within interest income, net in the consolidated statement of operations and comprehensive loss. Marketable debt security investments with a stated maturity date of less than one year are classified as short-term investments, while those with a stated maturity date of more than one year, and that are not expected to be used in current operations, are classified as long-term investments on the consolidated balance sheet, respectively. Investments in marketable equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with changes to fair value reported within other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2023
Current Assets
Cash equivalents in money market funds	$37,174	$—	$—	$37,174
U.S. treasury securities(1)	303,975	—	—	303,975
Equity securities(2)	1,170	—	—	1,170
Total current assets at fair value	$342,319	$—	$—	$342,319

Non-current Assets
U.S. treasury securities(1)	$19,541	$—	$—	$19,541
Restricted cash in money market funds	614	—	—	614
Total non-current assets at fair value	$20,155	$—	$—	$20,155
Total Assets at fair value	$362,474	$—	$—	$362,474

Liabilities
Sponsor Earn-Out Liability(3)	$—	$—	$10,392	$10,392
Total liabilities at fair value	$—	$—	$10,392	$10,392

December 31, 2022
Current Assets
Cash equivalents in money market funds	$46,308	$—	$—	$46,308
U.S. treasury securities(1)	283,460	—	—	283,460
Total current assets at fair value	$329,768	$—	$—	$329,768

Non-current Assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total Assets at fair value	$330,382	$—	$—	$330,382

Liabilities
Sponsor Earn-Out Liability(3)	$—	$—	$10,961	$10,961
Total liabilities at fair value	$—	$—	$10,961	$10,961

(1) Fair value was determined using market prices obtained from third-party sources. See “Note 5 – Investments” for more details on investments.

(2) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

(3) See “Note 8 – Sponsor Earn-Out Liability” for details about inputs used in the fair value measurements of the Sponsor Earn-Out Liability.

There were no transfers in or out of Level 3 measurements during the three months ended March 31, 2023.

Recently Adopted Accounting Pronouncements

The Company has reviewed all other accounting pronouncements issued during the three months ended March 31, 2023 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3.  Partnerships

In December 2020, the Company established a partnership with Hyundai Motor Company (“Hyundai”) when it entered into a joint development agreement (“JDA”) to jointly research and develop Li-Metal battery technology.  Further, in May 2021, the Company executed another JDA with Hyundai to jointly develop an A-Sample Li-Metal battery effective August 31, 2021. The JDAs have an initial term of three years.

In February 2021, the Company established a partnership with GM Global Technology Operations LLC (“GM Technology”), an affiliate of GM Ventures LLC (“GM Ventures”), and General Motors Holdings LLC (“GM Holdings”) (collectively, “General Motors” or “GM”) when it entered into a JDA to jointly research and develop an A-Sample Li-Metal battery cell and build-out a prototype manufacturing line for GM Technology. The JDA has an initial term of three years.

In December 2021, the Company established a partnership with Honda Motor Company, Ltd. (“Honda”) when it entered into a JDA to jointly research and develop an A-Sample Li-Metal battery cell. The JDA has an initial term of two years.

Under the terms of certain JDAs, the Company will fund research and development activities and capital expenditures related the buildout of pilot manufacturing lines and the JDA partner will be required to refund such expenses to the Company, regardless of the results of the research and development activities. The following table summarizes the expenses incurred by the Company that were recorded as a credit to research and development expense in the consolidated statement of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development (related party)(1)	$1,771	$7,535
Research and development	1,416	1,070
Total credits to research and development	$3,186	$8,605

(1) Includes $6.9 million of reimbursements towards facility set-up costs for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, $2.8 million and $2.4 million was outstanding as a receivable from related party as disclosed in the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, $2.8 million and $4.2 million was recorded as deferred income related to non-related party JDAs. Receivables are recorded within prepaid expenses and other current assets and the deferred income is recorded within accrued expenses and other current liabilities in the consolidated balance sheets.

Note 4.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Cash	$10,766	$60,315
Money market funds	37,209	46,308
Total cash and cash equivalents	47,975	106,623
Restricted cash included in other assets	1,290	1,313
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$49,265	$107,936

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 5.  Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale marketable debt securities as of March 31, 2023, which have maturity dates that range from 1 month to 13 months. Realized gains or losses were insignificant for the three months ended March 31, 2023. The Company had no investments as of March 31, 2022.

March 31, 2023		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$303,884	$208	$(117)	$303,975
Long-term U.S. treasury securities	19,411	130	—	19,541
Total	$323,295	$338	$(117)	$323,516

December 31, 2022		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$283,705	$2	$(247)	$283,460
Total	$283,705	$2	$(247)	$283,460

Note 6.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Employee compensation and related costs	$4,326	$3,115
Advance payments received under joint development agreements	2,773	4,189
Professional and consulting services	2,404	1,566
Income taxes payable	622	1,422
Other	1,277	979
Accrued expenses and other current liabilities	$11,402	$11,271

Note 7.  Government Grant

In December 2022, the Company was awarded a grant (the “Grant”) from certain government agencies. The incentives received under the Grant, which is in the form of cash, can be used for facilities related expenses and the purchase of property and equipment. The Company is required to adhere to the following conditions attached to the incentives, which include required minimum investments into specified spending categories and the creation of a minimum amount of permanent full-time jobs in a certain geographical location over the next five years. As of March 31, 2023, the Company had received, but not yet earned, 8.4 billion Korean won, which is equivalent to $6.4 million after translation, as disclosed as a noncurrent liability in the condensed consolidated balance sheet.

Note 8.  Sponsor Earn-Out Liability

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

The Sponsor Earn-Out Shares in Tranche 1 were accounted for as equity instruments because they are legally owned by the Sponsor, cannot be forfeited and were subject only to transfer restrictions that lapsed 180 days after the Closing Date, which occurred on August 2, 2022. The Sponsor Earn-Out Shares in Tranches 2 through 5 represent the Sponsor Earn-Out Liability and are accounted for as a derivative liability because the earn-out triggering events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the shares of Class A common stock.

The Sponsor Earn-Out Liability is measured at its estimated fair value using Level 3 inputs in a Monte Carlo simulation valuation model. As of the three months ended March 31, 2023, the earn-out triggering events were not achieved for any of Tranche 2 through Tranche 5, and as such the Company adjusted the carrying amount of the Sponsor Earn-out Liability to its estimated fair value of $10.4 million in the condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out Liability:

(in thousands)
Balance as of December 31, 2022	$10,961
Additions during the period	—
Change in fair value	(569)
Balance as of March 31, 2023	$10,392

Inherent in the valuation model are assumptions related to expected stock price volatility, risk-free interest rate, expected life, and dividend yield. The key inputs used in the Monte Carlo simulation model at their respective measurement dates were as follows:

	March 31, 2023	December 31, 2022
Contractual term (in years)	3.8	4.1
Risk free rate	3.76%	4.09%
Expected volatility	90.0%	85.0%
Expected dividends	0%	0%
Stock price	$2.95	$3.15

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using an average of historical volatilities of SES’s and select peer companies’ common stock that matches the expected remaining term of the awards. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected remaining life of the awards, which is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Note 9.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM Partner which involves expenditures related to engineering efforts and purchases of related equipment. This JDA has an agreed-upon value of up to $50 million, of which the Company has spent $2.5 million as of March 31, 2023.

In December 2021, the Company amended the lease agreement on an office space in Woburn, Massachusetts. The amendment includes an obligation to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term), only if the new tenant does not pay monthly rental amount and lessor has provided a notice to collect the relinquishment charges from the Company. As of March 31, 2023, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Note 10.  Stock-Based Compensation

The Company’s stock-based compensation included in its condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$1,847	$554
General and administrative	4,615	2,632
Total stock-based compensation	$6,462	$3,186

The following table summarizes share-based compensation expense by award type:

	Three Months Ended March 31,
(in thousands)	2023	2022
Earn-Out Restricted Shares	$2,135	$1,593
Restricted Stock Units ("RSUs")	1,961	—
Performance Stock Units ("PSUs")	1,326	—
Restricted Stock Awards ("RSAs")	930	1,478
Stock options	110	115
Total	$6,462	$3,186

Note 11.   Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2023 was (0.9)%, compared with 0% for the three months ended March 31, 2022. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of March 31, 2023 and December 31, 2022 and the recording of uncertain tax positions and interest expense.

As of March 31, 2023, there were $0.9 million in changes to the total amount of unrecognized tax benefits related to transfer pricing adjustments.

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

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss attributable to common stockholders - basic	$(16,226)	$(27,033)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	313,422,442	219,180,317

Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.12)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of March 31,
	2023	2022
Escrowed Earn-Out Shares	27,690,978	27,690,978
Options to purchase common stock	18,203,903	20,714,793
Public Warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private Warrants	5,013,333	5,013,333
Unvested RSUs	2,789,984	—
Unvested PSUs	2,116,942	—
Earn-Out Restricted Shares	1,929,140	2,299,889
Unvested RSAs	1,090,610	2,273,727
Total	73,554,837	72,712,667

Note 13.  Related-Party Transactions

As of March 31, 2023 and December 31, 2022, General Motors Company and its affiliates (“GM”) were considered a related party due to their board representation and the board member’s employment position at GM, as well as GM holding more than 5% of the fully diluted outstanding equity securities of SES.  See “Note 3 – Partnerships” for more details about our partnership with GM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the year ended December 31, 2022 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023 (the “2022 Annual Report”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2022 Annual Report. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a pre-commercialization stage company engaged in the development and production of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), electric vehicle take-off and landing (“eVTOL”) and other applications. Our third-party tested, differentiated battery technology has been designed to combine the high energy density of Li-Metal with the cost-effective, large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs.

Our mission is to facilitate the widespread adoption of sustainable electric transportation, both on land and in air, by creating best-in-class, high energy density Li-Metal batteries centered around long-range performance and safety. To assist in achieving this mission, we have partnered with leading global original equipment manufacturers (“OEMs”), General Motors (“GM”), Hyundai Motor Company (“Hyundai”), and Honda Motor Company, Ltd. (“Honda”), among other strategic partners, under joint development agreements (“JDAs”) to jointly develop and produce our Li-Metal battery cells and technology. We are currently working to transition from the development and production of A-Sample batteries to B-Sample batteries with specifications required by OEMs for their EVs. A-Sample batteries are functional prototypes developed for OEMs based on their technical specifications. These are in contrast with B-Sample batteries, which are A-sample batteries manufactured under much higher throughput and tested in actual vehicles, and C-Sample batteries, which would be fully functional, mature samples for mass production and tested for full drivability in actual vehicles.

We are also conducting research and development activities to further improve the performance, quality and cost of our battery technology by focusing on the following key areas, all of which we expect to help us achieve our commercialization goal, at our facilities in Woburn, Massachusetts in the United States, Shanghai, China, and Chungju, South Korea.

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

During the three months ended March 31, 2023, we continued to make improvements to our three A-sample production lines, one in China and two in South Korea, which are producing and testing large 50 Ah and 100 Ah Li-Metal cells. In addition, we entered into a new leased facility in South Korea.

Outlook

We plan to transition from A-sample to B-sample battery development and production in the second half of 2023. We expect this to lead to a significant increase in our headcount and footprint of our research and pre-production pilot facilities as we expand our existing facilities and entering into new facilities. Additionally, we also plan to build a fourth production line, which will be a major milestone for the automotive commercialization of our Li-Metal cells. The buildout of this fourth production line is expected to be fully operational and ready-to-use in the first half of 2024.

After B-Sample, we plan to transition to C-Sample in 2024, which we then expect to enable us to commence commercial production of our technology in 2025. As the joint development of Li-Metal batteries with our OEM partners continues to progress, we also expect to launch future research facilities and, eventually, commercial production manufacturing facilities in the United States. We expect that this will significantly increase our materials consumption and the rate of cash utilization over time.

Finally, we expect to explore opportunities for partial vertical integration, both upstream and downstream, to ensure scalability of our battery cells and battery technology. Upstream, we intend to explore integrating vendors of key materials of our cells and providers of key equipment and engineering capabilities, such as cell assembly, anode processing, chemical processing and safety testing. Downstream, we plan to explore integrating providers of key engineering capabilities, such as battery state-of-health monitoring software, charging optimization software, battery module development and recycling.

Results of Operations

Factors Affecting Operating Results

As a pre-commercialization company, we have not generated any revenue from sales to customers to date through our one operating segment and have spent $11.7 million and $12.7 million on research and development activities during the three months ended March 31, 2023 and 2022, respectively, which is prior to credits received by our OEM partners under the JDAs. As a result, we have incurred net losses of $16.2 million and $27.0 million for the three months ended March 31, 2023 and 2022, respectively. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$8,489	$4,067	$4,422	109%
General and administrative	13,123	15,130	(2,007)	(13)%
Total operating expenses	$21,612	$19,197	$2,415	13%

Research and Development

Research and development expenses consist primarily of costs incurred for salaries and personnel-related expenses, including bonus and stock-based compensation expense, for scientists, experienced engineers and technicians, expenses for materials and supplies used in product research and development, process engineering efforts and testing, as well as payments to consultants, depreciation, and allocated facilities and information technology costs. Additionally, payments received from the JDA agreements are treated as credits to research and development expenses.

Research and development expenses for the three months ended March 31, 2023 increased $4.4 million, or 109%, to $8.5 million, compared with $4.1 million for the three months ended March 31, 2022. The increase primarily resulted from a $2.3 million increase in personnel costs mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, which included $1.2 million of stock-based compensation expense that primarily relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022 and RSUs and PSUs issued in April 2022. Further, there was a $1.3 million increase in facility costs due to utilities and depreciation expenses, a  $1.1 million increase in expenses for lab consumables and material supplies, and a $1.0 million increase in software development costs related to our advanced AI software and BMS. The remainder of the increase was attributable to immaterial other spend. These increases were partly offset by $1.5 million of increased credits to research and development expenses, which are amounts invoiced pursuant to the JDAs. Lastly, there was a $6.8 million decrease in non-recurring facility set-up expenditures in the prior year period, which were offset through reimbursements pursuant to a JDA mentioned above.

General and Administrative

General and administrative expenses consist primarily of costs incurred for salaries and personnel-related expenses, including bonus and stock-based compensation expense, for our finance, legal and human resource functions, expenses for director and officer insurance, outside contractor and professional service fees, audit and compliance expenses, legal, patent related costs, accounting and other advisory services, as well as allocated facilities and information technology costs including depreciation. Upon commencement of commercial operations, we also expect to incur customer and sales support and advertising costs.

General and administrative expenses for the three months ended March 31, 2023 decreased $2.0 million, or 13%, to $13.1 million, compared with $15.1 million for the three months ended March 31, 2022. This decrease primarily resulted from a $4.6 million decrease in transaction costs incurred as a result of the Business Combination during the first quarter of 2022 and a $0.4 million decrease in fees related to marketing and public relations for the Company. These decreases were partially offset by a $2.6 million increase in personnel costs mainly attributable to our growth in headcount to support our operations as a public company, which included $2.0 million of stock-based compensation expense that primarily relates to restricted earnout shares issued as part of the Business Combination transaction in February 2022 and RSUs and PSUs issued in April 2022. Further, there was a $0.7 million increase in professional fees and outside services primarily associated with external consulting, legal, and audit fees.

Non-Operating Items

Interest Income, Net

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three months ended March 31, 2023, we had interest income of $4.1 million compared with an immaterial amount for the three months ended March 31, 2022. The $4.1 million increase was primarily due to a change in our investment strategy during the fourth quarter of 2022, which resulted in an increased amount of our cash being invested in higher yielding U.S. treasury securities and due to higher interest rates in the current period compared to the same period last year.

Change of Fair Value of Earn-Out Liability, Net

During the three months ended March 31, 2023, we incurred a gain of $0.6 million associated with the change in fair value of the Sponsor Earn-Out Liability compared with a loss of $7.7 million for the three months ended March 31, 2022. With the fair value of the Sponsor Earn-Out Liability tied to the Company’s stock price, continued volatility in the stock price could result in further gains or losses resulting from the change in fair value. Refer to “Note 8 – Sponsor Earn-Out Liability” to the condensed consolidated financial statements for additional information.

Other (Expense) Income, Net

During the three months ended March 31, 2023, we had other income of $0.8 million, compared with other expense of $0.2 million for the three months ended March 31, 2022. The $1.0 million increase in other income was primarily the result of a gain on equity investments and unrealized and realized foreign currency gains due to the strengthening of the U.S. dollar compared with the Chinese renminbi (RMB) and South Korean won (KRW).

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2023 increased to $0.1 million compared to the three months ended March 31, 2022 mainly due to an increase in pre-tax income in China and South Korea.

Liquidity and Capital Resources

As of March 31, 2023, we had total cash and cash equivalents of $48.0 million and investments in marketable debt and equity securities of $324.7 million. As a pre-commercialization stage research and development company, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to continue to sustain substantial operating expenses, due to the capital-intensive nature of our business, without generating sufficient revenues to cover expenditures for a number of years. To date, we have funded our operations through a combination of our cash on hand, which primarily originated from proceeds from the Business Combination and PIPE Financing and from funding received through the sales of our redeemable convertible preferred stock, and proceeds from our JDAs with our OEM partners. These funds are expected to finance our principal sources of liquidity and ongoing costs, such as research and development relating to our Li-Metal batteries and the construction of additional manufacturing facilities. In the future, if we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales.

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

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(15,393)	$(14,815)
Investing activities	(43,093)	(2,659)
Financing activities	13	282,944
Effect of exchange rate changes on cash	(198)	109
Net (decrease) increase in cash, cash equivalents and restricted cash	$(58,671)	$265,579

Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of research and development and general and administrative activities as discussed above. As we continue to ramp up hiring for research and development headcount to accelerate our engineering efforts, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Net cash used in operating activities of $15.4 million for the three months ended March 31, 2023 was primarily attributable to net loss of $16.2 million as adjusted for stock-based compensation expense of $6.5 million, accretion income from marketable securities of $2.9 million, depreciation and amortization of $1.1 million, a gain on change in fair value of Sponsor Earn-Out Liability of $0.6 million and a $2.5 million working capital outflow. The working capital outflow was primarily driven by a $2.6 million increase in prepaids and other assets primarily due to the renewal of the insurance policy to cover potential liabilities under our indemnification obligations to our directors and certain officers, a $0.4 million increase in receivable from related party driven by activity from the associated JDA, and a $0.1 million increase in inventory due to materials purchases. The working capital outflow was partially offset by a $0.6 million increase in accrued expenses and other liabilities primarily due to increases in accrued bonus, accrued taxes, and professional fees associated with audit fees.

Net cash used in operating activities of $14.8 million for the three months ended March 31, 2022 was primarily attributable to net loss of $27.0 million as adjusted for a non-cash charge attributable to change in fair value of Sponsor Earn-Out Liability of $7.7 million, stock-based compensation expense of $3.2 million, and depreciation and amortization expense of $0.4 million, partially offset by a working capital inflow of $0.9 million. The working capital inflow was primarily driven by a $5.4 million increase in accounts payable, including $4.6 million for fees incurred in relation to the Business Combination and the PIPE Financing, a $1.6 million increase in accrued expenses and other liabilities primarily attributable to advance payments received from our OEM partners and accrued compensation, and a $0.4 million decrease in receivables from a related party mainly attributable to JDA activity. The working capital inflow was partially offset by a $6.5 million increase in prepaid expenses and other current assets primarily due to the increase in insurance costs to cover potential liabilities under our indemnification obligations to our directors and certain officers.

Investing Activities

Net cash used in investing activities was $43.1 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $2.7 million for the three months ended March 31, 2022.

Purchases and Maturities of Investments – Net purchases of investments in marketable debt and equity securities were $37.1 million for the three months ended March 31, 2023 compared to no purchases of investments or maturities for the three months ended March 31, 2022.

Capital Spending – Capital expenditures were $6.0 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively, and primarily related to purchases of lab machinery and equipment, lab tools and instruments related to our facilities. We expect capital expenditures for the rest of 2023 to increase compared with the corresponding period in 2022 as we continue to invest in the build out of our manufacturing pre-production facilities.

Financing Activities

Net cash provided by financing activities was immaterial for the three months ended March 31, 2023.

Net cash provided by financing activities of $282.9 million for the three months ended March 31, 2022 primarily related to proceeds received from the Business Combination and PIPE Financing, net of transaction costs.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of March 31, 2023, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$31,322	$25,529	$56,851
Operating lease obligations(2)	2,741	11,561	14,302
Total	$34,063	$37,090	$71,153

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we had a letter of credit issued by a financial institution totaling $0.6 million. The letter of credit relates to deposits the Company is required to maintain under one of its operating lease agreements. We have restricted cash that serves as collateral for this outstanding letter of credit that is included in other assets on our condensed consolidated balance sheet. No amounts have been drawn under the letter of credit.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2023 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $49.3 million, primarily consisting of interest-bearing money market funds, and marketable debt securities of $323.5 million, consisting of investments in U.S treasuries, respectively. A 100 basis point increase in the general level of U.S. interest rates relative to interest rates as of March 31, 2023 would decrease the fair value of our marketable debt securities by approximately $1.8 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such a decrease in fair value would only be realized if we sold the investments prior to maturity.

Foreign Currency Risk

The functional currency of all our entities and all its subsidiaries is the U.S. dollar, except for our subsidiaries in China and South Korea, which has Chinese renminbi (RMB) and South Korean won (KRW), respectively, as its functional currency, reflecting its principal operating economic environment. We expect to be exposed to both currency transaction remeasurement and translation risk. Net realized and unrealized gains (losses) from foreign currency transactions are included in other expense, net in the consolidated statement of operations and comprehensive loss and amounted to a gain of $0.1 million for the three months ended March 31, 2023. This foreign transaction gain was primarily due to the strengthening of the U.S. dollar to the Chinese renminbi (RMB) and South Korean won (KRW). We have not hedged such exposure, although we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management, with the participation of the principal executive officer and principal financial officer, believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses

We previously identified material weaknesses, as disclosed in our 2022 Annual Report.

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

Management’s Remediation Initiatives

We have taken the following steps towards remediation of the identified material weaknesses and to enhance our internal control over financial reporting:

●	We are developing a detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses.
●	We have hired, and will continue to hire, additional certified public accountants (including those with public company experience) who have the appropriate level of expertise in the areas of accounting, financial reporting, and internal controls commensurate with the volume and complexity of our reporting requirements. We will continue utilizing third-party consultants to supplement our internal resources to perform design assessments and execute key controls related to various financial reporting processes, as needed.
●	We plan to design and implement a comprehensive and continuous risk assessment process to identify and assess risks of material misstatement and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.

●	We plan to enhance the design of existing control activities and implement additional process-level control activities and ensure they are operating effectively.
●	We plan to design and implement additional information and communications controls to ensure use of and obtain relevant and quality information to allow operation of effective control activities, including internal and external communication.
●	We improved our capabilities to identify, research, and prepare supporting documentation for technical accounting issues.
●	We have enhanced our risk assessment process, and will continue to make it a more comprehensive and continuous process, to identify and assess risks of material misstatements and ensure that the related internal controls are properly designed and in place to respond to those risks.
●	We plan to implement new IT applications which will automate some of the manual financial reporting processes.

We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We will continue to work on improvements to our internal controls during 2023 as we assess and evaluate the controls intended to remediate the material weaknesses. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to claims arising in the ordinary course of business or become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Part I, Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2022, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed, except the following:

Recent events affecting the financial services industry could have an adverse impact on our business and financial condition.

The recent closures of Silicon Valley Bank, Signature Bank and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators’ behest, have created bank-specific and broader financial institution liquidity risks and concerns. While we did not have any material deposits at any of these institutions, uncertainty remains over liquidity concerns in the financial services industry and potential impacts on the broader global economy, and our business, our suppliers, and/or the EV industry as a whole may be adversely impacted in ways that we cannot predict at this time.

If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened. In addition, if any of our suppliers, OEMs or other parties with whom we conduct business are unable to access funds, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. Moreover, sufficient external financing may not be available to us on a timely basis, on commercially reasonable terms to us, or at all. Any of these events could adversely affect our business and financial condition.

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

10.1#*	Employment Agreement, dated as of March 3, 2023, by and between Daniel (Gang) Li and SolidEnergy Systems LLC.

10.2#*++	Advisory Agreement, dated as of June 26, 2022, by and between Joanne Ban and SES AI Corporation.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†    Filed herewith.

*    Furnished herewith.

#    Indicates management contract or compensatory plan or arrangement.

++ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 8, 2023

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)