Form 10-Q
period 2023-06-30
SES AI Corp
filed 2023-08-09
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023, there were 307,429,220 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the following risks:

●	risks related to the development and commercialization of SES’s battery technology and the timing and achievement of expected business milestones;
●	risks relating to the uncertainty of achieving and maintaining profitability;
●	risks relating to the uncertainty of meeting future capital requirements;
●	the ability of SES to integrate its products into electric vehicles (“EVs”) and Urban Air Mobility (“UAM”) and other applications;
●	the risk that delays in the pre-manufacturing development of the Company’s battery cells could adversely affect our business and prospects;
●	potential supply chain difficulties;
●	the Company’s ability to engage target original equipment manufacturers (“OEMs”) customers successfully and integrate our products into EVs manufactured by OEM customers;
●	the ability to obtain raw materials, components or equipment through new or existing supply relationships;
●	the Company’s risks resulting from joint development agreements and other strategic alliances and investments; product liability and other potential litigation, regulation and legal compliance;
●	the Company’s ability to attract, train and retain highly skilled employees and key personnel;
●	the uncertainty in global economic conditions and risks relating to health epidemics, including the COVID-19 pandemic and any operational interruptions;
●	developments in alternative technology or other fossil fuel alternatives;
●	the Company’s risks related to intellectual property;
●	business, regulatory, political, operational, financial and economic risks related to the Company’s business operations outside the United States;
●	the Company has identified material weaknesses in its internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls;
●	the volatility of the Company’s common stock and value of our public warrants;
●	the other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$51,474	$106,623
Short-term investments	305,142	283,460
Receivable from related party	2,430	2,383
Other receivables	3,570	—
Inventories	303	383
Prepaid expenses and other current assets	6,794	3,792
Total current assets	369,713	396,641
Property and equipment, net	32,051	27,756
Intangible assets, net	1,409	1,473
Right-of-use assets, net	11,916	11,363
Other assets	2,894	3,206
Total assets	$417,983	$440,439
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,069	$6,187
Operating lease liabilities, current	2,099	1,899
Accrued expenses and other current liabilities	9,437	11,271
Total current liabilities	16,605	19,357
Sponsor Earn-Out Liability	7,466	10,961
Operating lease liabilities, non-current	10,467	10,165
Unearned government grant	6,354	6,657
Other liabilities	2,536	1,760
Total liabilities	43,428	48,900
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 307,330,685 and 305,833,589 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of June 30, 2023 and December 31, 2022	35	35
Additional paid-in capital	551,905	538,041
Accumulated deficit	(174,460)	(145,286)
Accumulated other comprehensive loss	(2,925)	(1,251)
Total stockholders' equity	374,555	391,539
Total liabilities stockholders' equity	$417,983	$440,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development	$6,347	$7,192	$14,836	$11,259
General and administrative	12,924	11,867	26,047	26,997
Total operating expenses	19,271	19,059	40,883	38,256
Loss from operations	(19,271)	(19,059)	(40,883)	(38,256)
Other income (expense):
Interest income, net	4,129	465	8,269	488
Gain on change in fair value of Sponsor Earn-Out Liability, net	2,926	28,958	3,495	21,270
Other income (expense), net	(405)	(1,171)	415	(1,331)
Total other income (expense), net	6,650	28,252	12,179	20,427
(Loss) income before income taxes	(12,621)	9,193	(28,704)	(17,829)
Provision for income taxes	(327)	(178)	(470)	(189)
Net (loss) income	(12,948)	9,015	(29,174)	(18,018)
Other comprehensive (loss) income:
Unrealized loss on investments	(721)	—	(254)	—
Foreign currency translation adjustment	(1,492)	(1,377)	(1,420)	(1,268)
Total comprehensive (loss) income	$(15,161)	$7,638	$(30,848)	$(19,286)

Net (loss) gain per share attributable to common stockholders:
Basic and diluted	$(0.04)	$0.03	$(0.09)	$(0.07)

Weighted-average common shares outstanding:
Basic and diluted	314,578,498	310,255,853	314,003,663	264,969,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

Six Month Period Ended June 30, 2023

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2022	—	$—	349,714,840	$35	$538,041	$(145,286)	$(1,251)	$391,539
Issuance of common stock upon exercise of stock options	—	—	94,319	—	13	—	—	13
Restricted stock units vested	—	—	4,727	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	—	—	(1,904)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,462	—	—	6,462
Net loss	—	—	—	—	—	(16,226)	—	(16,226)
Unrealized gain on investments	—	—	—	—	—	—	467	467
Foreign currency translation adjustments	—	—	—	—	—	—	72	72
Balance — March 31, 2023	—	$—	349,811,982	$35	$544,516	$(161,512)	$(712)	$382,327
Issuance of common stock upon exercise of stock options	—	—	477,443	—	64	—	—	64
Restricted stock units vested	—	—	924,179	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(1,431)	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	—	—	(237)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,325	—	—	7,325
Net loss	—	—	—	—	—	(12,948)	—	(12,948)
Unrealized loss from investments	—	—	—	—	—	—	(721)	(721)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,492)	(1,492)
Balance — June 30, 2023	—	$—	351,211,936	$35	$551,905	$(174,460)	$(2,925)	$374,555

Six Month Period Ended June 30, 2022

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (loss)	Equity
Balance – December 31, 2021	36,064,095	$269,941	10,474,509	$—	$5,604	$(94,293)	$367	$(88,322)
Retroactive application of reverse recapitalization upon Business Combination(1)	177,896,191	—	51,668,426	6	(6)	—	—	—
Balance — December 31, 2021, as converted	213,960,286	$269,941	62,142,935	$6	$5,598	$(94,293)	$367	$(88,322)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization upon Business Combination	(213,960,286)	(269,941)	213,960,286	21	269,920	—	—	269,941
Business Combination and PIPE Financing, net of redemptions and transaction costs(2)	—	—	71,767,824	7	234,514	—	—	234,521
Forfeitures of Earn-Out restricted shares	—	—	(9,080)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	31,217	—	4	—	—	4
Stock-based compensation	—	—	—	—	3,186	—	—	3,186
Net loss	—	—	—	—	—	(27,033)	—	(27,033)
Foreign currency translation adjustments	—	—	—	—	—	—	109	109
Balance — March 31, 2022	—	$—	347,893,182	$34	$513,222	$(121,326)	$476	$392,406
Release of accrued transaction costs related to Business Combination and PIPE Financing	—	—	—	—	6,174	—	—	6,174
Issuance of common stock upon exercise of stock options	—	—	337,453	—	38	—	—	38
Stock-based compensation	—	—	—	—	5,547	—	—	5,547
Net income	—	—	—	—	—	9,015	—	9,015
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)
Balance — June 30, 2022	—	$—	348,230,635	$34	$524,981	$(112,311)	$(901)	$411,803

(1)	Included in the share number is 39,881,455 shares of Class B common stock as of December 31, 2021 issued upon recapitalization to the SES Founder Group (defined in Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023).
(2)	Includes issuance of 33,793,878 restricted shares of Class A common stock and 3,999,796 restricted shares of Class B common stock, subject to vesting.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities
Net loss	$(29,174)	$(18,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,787	8,733
Accretion income from debt securities	(5,851)	—
Depreciation and amortization	2,317	986
Gain from change in fair value of Sponsor Earn-Out liability	(3,495)	(21,270)
Other	(346)	(584)
Changes in operating assets and liabilities:
Receivable from related party	(47)	2,522
Inventories	63	—
Prepaid expenses and other assets	(6,602)	(4,119)
Accounts payable	2,332	2,317
Accrued expenses and other liabilities	(3,849)	1,278
Net cash used in operating activities	(30,865)	(28,155)
Cash Flows From Investing Activities
Purchases of property and equipment	(7,787)	(10,041)
Purchase of marketable securities	(136,011)	—
Maturities of marketable securities	120,000	—
Net cash used in investing activities	(23,798)	(10,041)
Cash Flows From Financing Activities
Proceeds from Business Combination and PIPE Financing, net of issuance costs	—	282,940
Proceeds from stock option exercises	77	42
Net cash provided by financing activities	77	282,982
Effect of exchange rates on cash	(595)	(676)
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,181)	244,110
Cash, cash equivalents and restricted cash at beginning of period (Note 4)	107,936	161,044
Cash, cash equivalents and restricted cash at end of period (Note 4)	$52,755	$405,154

Supplemental Non-Cash Information:
Accounts payable and accrued expenses related to purchases of property and equipment	$3,877	$964
Lease liabilities arising from obtaining right-of-use assets	$1,754	$—
Conversion of Redeemable Convertible Preferred Stock to shares of Class A Common Stock	$—	$(269,941)
Release of accrued transaction costs related to Business Combination and PIPE Financing	$—	$6,174
Liabilities acquired in the Business Combination	$—	$(387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is engaged in the development of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”) and other applications. We were founded in 2012 and our mission is to facilitate the widespread adoption of sustainable electric transportation, both on land and in air, by creating best-in-class, high energy density Li-Metal batteries centered around long-range performance and safety. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarters are located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have not yet commenced as of June 30, 2023, and the Company has not derived revenue from its principal business activities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and are unaudited. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated  in consolidation. As a result of the Business Combination completed on February 3, 2022, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted. The Company’s fiscal year ends on December 31.

The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023 (the “Annual Report”).

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

Significant estimates and assumptions include those related to the valuation of (i) certain equity awards, including common stock awards prior to the Business Combination, the Sponsor Earn-Out Shares, the Earn-Out Restricted Shares, restricted stock awards, and performance stock units, (ii) deferred tax assets and uncertain income tax positions, and (iii) and the measurement of operating lease liabilities. On an ongoing basis, the Company evaluates these judgments and estimates for reasonableness.

Investments

The Company has investments in marketable debt and marketable equity securities. Investments in marketable debt securities, which are comprised of U.S. treasury securities, are classified as available-for-sale and are recorded at fair value with any unrealized gains and losses included as a component of accumulated other comprehensive loss in total stockholders’ equity on the consolidated balance sheets until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion reported within interest income, net in the consolidated statement of operations and comprehensive loss. Investments in marketable debt securities with a stated maturity date of less than one year are classified as short-term investments, while those with a stated maturity date of more than one year, and that are not expected to be used in current operations, are classified as long-term investments on the consolidated balance sheet, respectively. Investments in marketable equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with changes to fair value reported within other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2023
Current Assets
Cash equivalents in money market funds (Note 4)	$41,776	$—	$—	$41,776
U.S. treasury securities(1)	304,591	—	—	304,591
Equity securities(2)	551	—	—	551
Total current assets at fair value	$346,918	$—	$—	$346,918

Non-current Assets
U.S. treasury securities(1)	$—	$—	$—	$—
Restricted cash in money market funds	614	—	—	614
Total non-current assets at fair value	$614	$—	$—	$614
Total Assets at fair value	$347,532	$—	$—	$347,532

Liabilities
Sponsor Earn-Out Liability(3)	$—	$—	$7,466	$7,466
Total liabilities at fair value	$—	$—	$7,466	$7,466

December 31, 2022
Current Assets
Cash equivalents in money market funds (Note 4)	$46,308	$—	$—	$46,308
U.S. treasury securities(1)	283,460	—	—	283,460
Total current assets at fair value	$329,768	$—	$—	$329,768

Non-current Assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total Assets at fair value	$330,382	$—	$—	$330,382

Liabilities
Sponsor Earn-Out Liability(3)	$—	$—	$10,961	$10,961
Total liabilities at fair value	$—	$—	$10,961	$10,961

(1) Fair value was determined using market prices obtained from third-party sources, see “Note 5 – Investments” for more details.

(2) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

(3) See “Note 8 – Sponsor Earn-Out Liability” for details about inputs used in the fair value measurements of the Sponsor Earn-Out Liability.

There were no transfers in or out of Level 3 measurements during the three and six months ended June 30, 2023.

Recently Adopted Accounting Pronouncements

The Company has reviewed all accounting pronouncements issued during the three months ended June 30, 2023 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2021, the Company established a partnership with Honda Motor Company, Ltd. (“Honda”) when it entered into a JDA to jointly research and develop an A-Sample Li-Metal battery cell. The JDA had a term of two years, which concluded on June 30, 2023.

Under the terms of certain JDAs, the Company will fund research and development activities and capital expenditures related the buildout of pilot manufacturing lines and the JDA partner will be required to reimburse such expenses to the Company, regardless of the results of the research and development activities. The following table summarizes credits to research and development recorded in accordance to the terms of the JDA agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development (related party)	$2,537	$2,810	$4,307	$3,457
Research and development	5,750	1,328	7,166	2,398
Total credits to research and development	$8,287	$4,138	$11,473	$5,855

Additionally, the Company recorded $9.6 million as a credit to property and equipment in the condensed consolidated balance sheet as of June 30, 2022, which represents reimbursements received from a related party for property and equipment constructed and owned by the Company.

As of June 30, 2023 and December 31, 2022, $2.4 million was outstanding as a receivable from related party as disclosed in the condensed consolidated balance sheets. As of June 30, 2023, there was a non-related party receivable of $3.1 million outstanding compared to no amount outstanding at December 31, 2022. As of June 30, 2023, there was no deferred income for non-related party JDAs as compared to the $4.2 million recorded as deferred income at December 31, 2022. Amounts for non-related party receivables and deferred income are recorded within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the consolidated balance sheets.

Note 4.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Cash	$9,698	$60,315
Money market funds	41,776	46,308
Total cash and cash equivalents	51,474	106,623
Restricted cash included in other assets	1,281	1,313
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$52,755	$107,936

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 5.  Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale marketable debt securities as of June 30, 2023, which have maturity dates that range from 1 month to 11 months. There were no realized gains or losses for the three and six months ended June 30, 2023.

June 30, 2023		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$305,091	$6	$(506)	$304,591
Total	$305,091	$6	$(506)	$304,591

December 31, 2022		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$283,705	$2	$(247)	$283,460
Total	$283,705	$2	$(247)	$283,460

Note 6.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Employee compensation and related costs	$3,019	$3,115
Construction in process	3,115	229
Deferred income received under joint development agreements	—	4,189
Professional and consulting services	699	1,566
Income taxes payable	858	1,422
Other	1,746	750
Accrued expenses and other current liabilities	$9,437	$11,271

Note 7.  Government Grant

In December 2022, the Company was awarded a grant (the “Grant”) from certain government agencies. The incentives received under the Grant, which is in the form of cash, can be used for facilities related expenses and the purchase of property and equipment. The Company is required to adhere to certain conditions attached to the incentives, which include required minimum investments into specified spending categories and the creation of a minimum amount of permanent full-time jobs in a certain geographical location over the next five years. As of June 30, 2023, the Company had received, but not yet earned, 8.4 billion Korean won, which is equivalent to $6.4 million after translation, which is disclosed as a noncurrent liability in the condensed consolidated balance sheet. As of December 31, 2022, the 8.4 billion Korean won received was equivalent to $6.7 million after translation.

Note 8.  Sponsor Earn-Out Liability

Prior to the closing of the Business Combination (the “Closing”), Ivanhoe Capital Acquisition Corp. (“Ivanhoe”), a Cayman Islands exempted company, migrated out of the Cayman Islands and domesticated as a Delaware corporation (the “Domestication”) and changed its name to “SES AI Corporation.” On February 2, 2022, in connection with the Domestication, 6,900,000 of Ivanhoe’s Class B ordinary shares held by Ivanhoe Capital Sponsor LLC (the “Sponsor”) converted into an equal number of shares of duly authorized, validly issued, fully paid and nonassessable Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), of the Company. At Closing, these 6,900,000 shares of Class B Common Stock converted into an equal number of shares of duly authorized, validly issued, fully paid and nonassessable Class A common stock par value $0.0001 per share (the “Class A Common Stock”, and together with the Class B Common Stock, “Common Stock”), of the Company (the “Sponsor Earn-Out Shares”). These Sponsor Earn-Out Shares are subject to certain transfer restrictions and forfeiture terms following the Closing, which will be released as follows:

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

The Sponsor Earn-Out Liability is measured at its estimated fair value using Level 3 inputs in a Monte Carlo simulation valuation model. As of the three months ended June 30, 2023, the earn-out triggering events were not achieved for any of Tranche 2 through Tranche 5, and as such the Company adjusted the carrying amount of the Sponsor Earn-out Liability to its estimated fair value as presented within gain on change in fair value of Sponsor Earn-out Liability, net in the condensed consolidated statement of operations and comprehensive loss.

The following table provides a reconciliation of the beginning and ending fair value balances for the Sponsor Earn-Out Liability, which is recorded in the condensed consolidated balance sheet:

(in thousands)
Balance as of December 31, 2022	$10,961
Additions during the period	—
Change in fair value	(3,495)
Balance as of June 30, 2023	$7,466

Inherent in the valuation model are assumptions related to expected stock price volatility, risk-free interest rate, expected life, and dividend yield. The key inputs used in the Monte Carlo simulation model at their respective measurement dates were as follows:

	June 30, 2023	December 31, 2022
Contractual term (in years)	3.6	4.1
Risk free rate	4.43%	4.09%
Expected volatility	91.0%	85.0%
Expected dividends	0%	0%
Stock price	$2.44	$3.15

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

Note 9.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM partner which involves expenditures related to engineering efforts and purchases of related equipment. This JDA has an agreed-upon value of up to $50 million, of which the Company has spent $5.4 million as of June 30, 2023.

In December 2021, the Company amended the lease agreement on an office space in Woburn, Massachusetts. The amendment includes an obligation to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term), only if the new tenant does not pay monthly rental amount and lessor has provided a notice to collect the relinquishment charges from the Company. As of June 30, 2023, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Note 10.  Stock-Based Compensation

The Company’s stock-based compensation included in its condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$2,213	$1,707	$4,060	$2,261
General and administrative	5,112	3,840	9,727	6,472
Total stock-based compensation	$7,325	$5,547	$13,787	$8,733

The following table summarizes share-based compensation expense by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Restricted Stock Units ("RSUs")	$2,723	$1,818	$4,684	$1,818
Earn-Out Restricted Shares	2,166	1,972	4,301	3,565
Performance Stock Units ("PSUs")	1,406	1,075	2,732	1,075
Restricted Stock Awards ("RSAs")	926	568	1,856	2,046
Stock options	104	114	214	229
Total	$7,325	$5,547	$13,787	$8,733

In April 2023, the Company granted 4,071,979 RSUs and 1,631,800 PSUs, which relates to the annual grant to our directors, executive officers and employees. PSUs are measured at their estimated fair value using a Monte Carlo simulation valuation model with the effect of the market condition reflected in the grant date fair value of the award. The fair value of RSUs is estimated based on the closing price of the Company’s Class A common stock at the date of grant.

Note 11.   Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2023 was (2.0)% and (1.4)%, respectively, compared with 1.9% and (1.1)% for the three and six months ended June 30, 2022. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of June 30, 2023 and December 31, 2022 and the recording of uncertain tax positions and interest expense.

As of June 30, 2023, there were $0.9 million in changes to the total amount of unrecognized tax benefits related to transfer pricing adjustments from prior year end.

Note 12.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss), as adjusted for changes in fair value recognized in earnings from equity contracts classified as liabilities, by the weighted average number of common shares outstanding and, when dilutive, common share equivalents from outstanding stock options and restricted stock units (using the treasury-stock method). The weighted-average number of common shares used in the computation of basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to common stockholders - basic	$(12,948)	$9,015	$(29,174)	$(18,018)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	314,578,498	310,255,853	314,003,663	264,969,675

Net (loss) income per share attributable to common stockholders - basic and diluted	$(0.04)	$0.03	$(0.09)	$(0.07)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of June 30,
	2023	2022
Escrowed Earn-Out Shares	27,690,978	27,690,978
Options to purchase common stock	17,717,487	20,315,274
Public Warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private Warrants	5,013,333	5,013,333
Unvested RSUs	6,205,703	2,631,342
Unvested PSUs	3,748,742	2,116,942
Earn-Out Restricted Shares	1,928,903	1,964,390
Unvested RSAs	909,142	2,273,727
Total	77,934,235	76,725,933

Note 13.  Related-Party Transactions

As of June 30, 2023 and December 31, 2022, General Motors Company and its affiliates (“GM”) were considered related parties due to their board representation and the board member’s employment position at GM, as well as GM holding more than 5% of the fully diluted outstanding equity securities of SES.  See “Note 3 – Partnerships” for more details about our partnership with GM.

Note 14.  Subsequent Events

In July 2023, the Company entered into a new operating lease for a lab facility located in Woburn, MA totaling about 19,000 square feet. Total undiscounted future minimum lease payments under the lease agreement through the expected 5 year term will be approximately $2.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the year ended December 31, 2022 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023 (the “2022 Annual Report”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2022 Annual Report. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a pre-commercialization stage company engaged in the development and production of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”) and other applications. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs.

Our mission is to facilitate the widespread adoption of sustainable electric transportation, both on land and in air, by creating best-in-class, high energy density Li-Metal batteries centered around long-range performance and safety. To assist in achieving this mission, we have partnered with leading global original equipment manufacturers (“OEMs”), General Motors (“GM”), Hyundai Motor Company (“Hyundai”), and Honda Motor Company, Ltd. (“Honda”), among other strategic partners, under joint development agreements (“JDAs”) to jointly develop and produce our Li-Metal battery cells and technology. We are currently working to transition from the development and production of A-Sample batteries to B-Sample batteries with specifications required by OEMs for their EVs. A-Sample batteries are functional prototypes developed for OEMs based on their technical specifications. These are in contrast with B-Sample batteries, which are A-sample batteries manufactured under much higher throughput and tested in actual vehicles, and C-Sample batteries, which would be fully functional, mature samples for mass production and tested for full drivability.

We are also conducting research and development activities to further improve the performance, quality and cost of our battery technology by focusing on the following key areas, all of which we expect to help us achieve our commercialization goal, at our facilities in Woburn, Massachusetts in the United States, Shanghai, China, and Chungju, South Korea. These activities include:

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

We continue to make improvements to our three A-sample production lines, one in China and two in South Korea, which are producing and testing large 50 Ah and 100 Ah Li-Metal cells. We expect to launch our fourth production line in early 2024, which will be dedicated to B-sample EV cells. In addition, we are also planning to build a fifth production line, which will be dedicated to B-sample battery cells for Urban Air Mobility (“UAM”) applications. Furthermore, in July 2023, we entered into a new lease for a facility near our Woburn facility where we will be building an electrolyte foundry, which will focus on novel electrolyte molecule discovery and synthetic pathway development and we expect the facility to be ready by the end of 2023.

Outlook

As the joint development of Li-Metal batteries with our OEM partners continues to progress, we expect this will allow us to transition from A-sample to B-sample battery development and production in the second half of 2023. We expect this will lead to an increase in our headcount and footprint of our research and pre-production pilot facilities as we expand our existing facilities and entering into new facilities.

After B-Sample, we plan to transition to C-Sample in 2024, which we then expect to enable us to commence commercial production of our technology in 2025. We expect this transition to commercial production to lead to future research facilities and, eventually, commercial production manufacturing facilities in the United States, which will significantly increase our materials consumption and the rate of cash utilization over time.

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

Results of Operations

Factors Affecting Operating Results

As a pre-commercialization company, we have not generated any revenue from sales to customers to date through our one operating segment. We have spent $14.6 million and $11.3 million on gross research and development activities during the three months ended June 30, 2023 and 2022, respectively, and $26.3 million and $17.2 million on gross research and development activities during the six months ended June 30, 2023 and 2022, respectively, which is prior to credits received by our OEM partners under the JDAs. As a result, we have incurred losses from operations of $19.3 million and of $19.1 million for the three months ended June 30, 2023 and 2022, and losses from operations of $40.9 million and $38.3 million for the six months ended June 30, 2023 and 2022, respectively. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$6,347	$7,192	$(845)	(11.7)%
General and administrative	12,924	11,867	1,057	8.9%
Total operating expenses	$19,271	$19,059	$212	1.1%

	Six Months Ended June 30,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$14,836	$11,259	$3,577	31.8%
General and administrative	26,047	26,997	(950)	(3.5)%
Total operating expenses	$40,883	$38,256	$2,627	6.9%

Research and Development

Research and development expenses consist primarily of costs incurred for personnel-related costs for scientists, engineers and technicians, including salaries, bonus and stock-based compensation expense, expenses for materials and supplies used in product research and development, process engineering efforts and testing, as well as payments to consultants, depreciation, and allocated facilities and information technology costs. Additionally, payments received from the JDA agreements are treated as credits to research and development expenses.

Research and development expenses for the three months ended June 30, 2023 decreased $0.8 million, or 11.7%, to $6.3 million, compared with $7.2 million for the three months ended June 30, 2022. This decrease was primarily driven from a $6.2 million of increase in credits to research and development expenses from increased billings to our JDA partners and a $1.2 million decrease in software development costs due to change in project specifications. This decrease was partly offset by a $2.9 million increase in personnel costs mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, which included $0.5 million of stock-based compensation expense that primarily related to the effects of restricted and performance stock units granted subsequent to the corresponding prior year period, a $1.9 million increase in lab equipment and material supplies to support JDA activity in our research and pre-production facilities, a $1.3 million increase in facility related costs such as rent, utilities and depreciation expenses, and a $0.3 million increase in professional consulting services.

Research and development expenses for the six months ended June 30, 2023 increased $3.6 million, or 31.8%, to $14.8 million, compared with $11.3 million for the six months ended June 30, 2022. The increase primarily resulted from a $5.3 million increase in personnel costs mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, which included $1.8 million of stock-based compensation expense that primarily related the effect of restricted and performance stock units granted subsequent to the corresponding prior year period, a $2.8 million increase in lab equipment and material supplies to support JDA activity in our research and pre-production facilities, a $2.6 million increase in facility related costs such as increased rent, utilities and depreciation expenses, a $0.3 million increase in professional consulting services, and a $0.3 million increase lab and other related costs. This increase was partly offset by a $7.5 million increase in credits to research and development expenses from billings to our JDA partners and a $0.4 million decrease in software development costs due to a change in project specifications.

General and Administrative

General and administrative expenses consist primarily of costs incurred for personnel-related expenses for our finance, legal and human resource functions, including salaries, bonus and stock-based compensation expense, expenses for director and officer insurance, professional service fees, audit and compliance expenses, legal fees, patent related costs, accounting and other advisory services, as well as allocated facilities and information technology costs including depreciation. Upon commencement of commercial operations, we also expect to incur customer and sales support and advertising costs.

General and administrative expenses for the three months ended June 30, 2023 increased $1.0 million, or 8.9%, to $12.9 million, compared with $11.9 million for the three months ended June 30, 2022. This increase was primarily driven by a $1.9 million increase in personnel costs mainly attributable to our growth in headcount to support our operations and compliance as a public company, which included $1.3 million of stock-based compensation expense that primarily related to the effect of restricted and performance stock units granted subsequent to the corresponding prior year period, a $0.5 million increase in accounting and audit related expenses to support our compliance as a large accelerated filer, a $0.2 million increase in legal fees to support our operations as a public company. This increase was partially offset by a

$1.3 million decrease in insurance expense due to lower premiums incurred to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company and a $0.4 million decrease in marketing and public relations expenses due to a decrease in promotional events compared to the prior year period.

General and administrative expenses for the six months ended June 30, 2023 decreased $1.0 million, or 3.5%, to $26.0 million, compared with $27.0 million for the six months ended June 30, 2022. This decrease was primarily driven by a $4.6 million decrease in transaction costs incurred in the prior year period as a result of the Business Combination completed in February 2022, a $1.3 million decrease in insurance expense due to lower premiums incurred to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company compared to the prior year period, and a $1.0 million decrease in marketing and public relations expenses due to a decrease in promotional events compared to the prior year period. This decrease was partially offset by a $4.6 million increase in personnel costs mainly attributable to our growth in headcount to support our operations and compliance as a public company, which included $3.2 million of stock-based compensation expense that primarily related to the effect of restricted and performance stock units granted subsequent to the corresponding prior year period, a $0.6 million increase in accounting and audit related expenses to support our compliance as a large accelerated filer, and a $0.5 million increase professional fees related primarily to increased recruiting and consulting services, and a $0.3 million increase in legal fees to support our operations as a public company.

Non-Operating Items

Interest Income, Net

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three and six months ended June 30, 2023, we had interest income of $4.1 million and $8.3 million, respectively, compared with $0.5 million for the three and six months ended June 30, 2022. The $3.6 million and $7.8 million increases from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023, respectively, were primarily due to a change in our investment strategy of investing in higher yielding U.S. treasury securities during the fourth quarter of 2022 and due to higher interest rates in the current period compared to the same period last year.

Change of Fair Value of Earn-Out Liability, Net

During the three and six months ended June 30, 2023, we incurred a gain of $2.9 million and $3.5 million, respectively, associated with the change in fair value of the Sponsor Earn-Out Liability compared with a gain of $29.0 million and $21.3 million, respectively, for the three and six months ended June 30, 2022. With the fair value of the Sponsor Earn-Out Liability tied to the Company’s stock price, continued volatility in the stock price could result in further gains or losses. Refer to “Note 8 – Sponsor Earn-Out Liability” to the condensed consolidated financial statements for additional information.

Other (Expense) Income, Net

During the three months ended June 30, 2023, we had other expense of $0.4 million, compared with other expense of $1.2 million for the three months ended June 30, 2022. This $0.8 million decrease in other expense was primarily as a result of the accounting for certain postemployment benefits in the prior year period and lower realized foreign currency gains in the current year period from transactions involving the U.S. dollar. This decrease was partially offset by a loss on equity investments.

During the six months ended June 30, 2023, we had other income of $0.4 million, compared with other expense of $1.3 million for the six months ended June 30, 2022. This $1.7 million increase in other income was primarily the result of the accounting for certain postemployment benefits in the prior year period.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2023 increased to $0.3 million and $0.5 million, compared to $0.2 million for both the three and six months ended June 30, 2022, respectively, primarily due to local tax in the foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources

As of June 30, 2023, we had total cash and cash equivalents of $51.5 million and investments in marketable debt and equity securities of $305.1 million. As a pre-commercialization stage research and development company, the net operating losses we have incurred since inception are consistent with our strategy and within our budgeted expenditures.

We expect to sustain substantial operating expenses, due to the capital-intensive nature of our research and development activities, without generating sufficient revenues to cover expenditures for a number of years. To date, we have funded our operations through a combination of our cash on hand, which primarily originated from proceeds from the Business Combination and PIPE Financing and from funding received through the sales of our redeemable convertible preferred stock, proceeds from the JDAs with our OEM partners and investment income. These funds are expected to finance our principal sources of liquidity and ongoing costs, such as research and development relating to our Li-Metal batteries and the construction of additional manufacturing facilities. In the future, if we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales.

We believe that our cash on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q, and also sufficient to fund us to commercialization. However, additional funding may be required for a variety of reasons, including opportunities to build an integrated supply chain in the United States and delays in expected development of our Li-Metal battery cells. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(30,865)	$(28,155)
Investing activities	(23,798)	(10,041)
Financing activities	77	282,982
Effect of exchange rate changes on cash	(595)	(676)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(55,181)	$244,110

Operating Activities

Our operating activities have primarily comprised research and development and general and administrative activities as discussed above. As we continue to ramp up hiring for research and development headcount to accelerate our engineering efforts, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Net cash used in operating activities of $30.9 million for the six months ended June 30, 2023 was primarily attributable to net loss of $29.2 million, as adjusted for stock-based compensation expense of $13.8 million, accretion income from marketable securities of $5.9 million, a gain on change in fair value of Sponsor Earn-Out Liability of $3.5 million, depreciation and amortization of $2.3 million and a $8.1 million working capital outflow. The working capital outflow was primarily driven by a $6.6 million increase in prepaids and other assets, and a $3.8 million decrease in accrued expensed and other liabilities, partially offset by a $2.3 million dollar increase in accounts payable. The increase in prepaids and other assets was primarily due to amounts due from JDA partners, the renewal of an insurance contract to cover potential liabilities under our indemnification obligations to our directors and certain officers, and prepaid costs related to software development. The decrease in accrued expenses and other liabilities was primarily due to the release of deferred liabilities related to JDAs. The increase in accounts payable was primarily due to the timing of payments.

Net cash used in operating activities of $28.2 million for the six months ended June 30, 2022 was primarily attributable to net loss of $18.0 million as adjusted for stock-based compensation expense of $8.7 million and depreciation and amortization of $1.0 million, partially offset by a gain on change in fair value of Sponsor Earn-Out liability of $21.3 million and a $2.0 million working capital cash inflow. The working capital cash inflow was driven by a $2.5 million decrease in receivable from related party, a $2.3 million increase in accounts payable, and a $1.3 million increase in accrued expenses and other liabilities, partially offset by a $4.1 million increase in prepaids and other assets. The decrease in receivable from related party was driven by activity from the JDAs. The increase in accounts payable was primarily due to transaction costs related to the Business Combination and PIPE Financing. The increase in accrued expenses and other liabilities was primarily due to the accounting of certain postemployment benefits. The increase in prepaids and other assets was primarily due to insurance costs to cover potential liabilities under our indemnification obligations to our directors and certain officers.

Investing Activities

Net cash used in investing activities was $23.8 million for the six months ended June 30, 2023, compared to net cash used in investing activities of $10.0 million for the six months ended June 30, 2022.

Purchases and Maturities of Investments – Net purchases of investments in marketable debt and equity securities were $16.0 million for the six months ended June 30, 2023, compared to no purchases of investments or maturities for the six months ended June 30, 2022.

Capital Spending – Capital expenditures were $7.8 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively, and primarily related to the timing of purchases of lab machinery and equipment, lab tools and instruments related to our facilities. We expect capital expenditures for the rest of 2023 to increase compared with the corresponding period in 2022 as we continue to invest in the build out of our manufacturing pre-production and research and development facilities.

Financing Activities

Net cash provided by financing activities was immaterial for the six months ended June 30, 2023.

Net cash provided by financing activities of $283.0 million for the six months ended June 30, 2022 primarily related to proceeds received from the Business Combination and PIPE Financing, net of transaction costs.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of June 30, 2023, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$33,600	$23,757	$57,357
Operating lease obligations(2)	3,002	13,668	16,670
Total	$36,602	$37,425	$74,027

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we had a letter of credit issued by a financial institution totaling $0.6 million. The letter of credit relates to deposits the Company is required to maintain for one of its operating lease agreements. We have restricted cash that serves as collateral for this outstanding letter of credit that is included in other assets on our condensed consolidated balance sheet. No amounts have been drawn under the letter of credit.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended June 30, 2023. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below.

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

Management’s Remediation Initiatives

We have taken the following steps towards remediation of the identified material weaknesses and to enhance our internal control over financial reporting:

●	We are developing a detailed remediation plan, with appropriate executive sponsorship and with the assistance of a national accounting firm, to specifically address the material weaknesses.
●	We have hired, and will continue to hire, additional certified public accountants (including those with public company experience) who have the appropriate level of expertise in the areas of accounting, financial reporting, and internal controls commensurate with the volume and complexity of our reporting requirements. We will continue utilizing a national accounting firm to supplement our internal resources to perform design assessments and execute key controls related to various financial reporting processes, as needed.
●	We have taken steps to enhance the design of existing control activities and implement additional process-level control activities and ensure they are operating effectively.
●	We have taken steps to design and implement additional information and communications controls to ensure use of and obtain relevant and quality information to allow operation of effective control activities, including internal and external communication.
●	We are improving our capabilities to identify, research, and prepare supporting documentation for technical accounting issues.
●	We have enhanced our risk assessment process, and will continue to make it a more comprehensive and continuous process, to identify and assess risks of material misstatements and ensure that the related internal controls are properly designed and in place to respond to those risks.
●	We have taken steps to implement new IT applications which will automate some of the manual financial reporting processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On April 14, 2023, each of Qichao Hu (our Founder, Chairman and Chief Executive Officer), Jing Nealis (our Chief Financial Officer), Hong Gan (our Chief Science Officer), Yongkyu Son (our Chief Technology Officer), Kyle Pilkington (our Chief Legal Officer) and Gang “Daniel” Li (our Chief Manufacturing Officer) and on April 17, 2023, Rohit Makharia (our President and Chief Operating Officer, and collectively with Mr. Hu, Ms. Nealis, Mr. Gan, Mr. Son, Mr. Pilkington and Mr. Li, the “Executive Officers”) entered into written stock selling plans in accordance with Rule 10b5-1 (the “Plans”) under the Exchange Act in connection with the sale of shares of Class A common stock underlying RSUs and PSUs granted to Mr. Hu, Ms. Nealis, Mr. Gan, Mr. Son, Mr. Pilkington and Mr. Li on April 14, 2023 and to Mr. Makharia on April 17, 2023. The Plans provide for the sale of only such number of shares necessary to satisfy minimum statutory withholding tax obligations arising from the vesting of such equity awards (with the RSUs vesting subject to continued service in three equal installments on each anniversary of the grant date, and the PSUs vesting subject to continued service and performance in one installment following a three-year performance period after the grant date), and, thus, the exact number of shares to be sold is unknown. Each Plan expires once all shares are sold to satisfy the applicable Executive Officer’s withholding tax obligations.

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

Date: August 8, 2023

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)