Form 10-Q
period 2023-09-30
SES AI Corp
filed 2023-11-07
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 307,848,121 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that SES AI Corporation (together the “Company” or “SES”) believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$49,938	$106,623
Short-term investments	292,225	283,460
Receivable from related party	2,481	2,383
Inventories	596	383
Prepaid expenses and other current assets	6,877	3,792
Total current assets	352,117	396,641
Property and equipment, net	34,995	27,756
Intangible assets, net	1,377	1,473
Right-of-use assets, net	11,341	11,363
Other assets	3,423	3,206
Total assets	$403,253	$440,439
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,820	$6,187
Operating lease liabilities, current	2,144	1,899
Accrued expenses and other current liabilities	7,837	11,271
Total current liabilities	15,801	19,357
Sponsor Earn-Out Liability	5,549	10,961
Operating lease liabilities, non-current	9,534	10,165
Unearned government grant	6,209	6,657
Other liabilities	2,437	1,760
Total liabilities	39,530	48,900
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 307,839,557 and 305,833,589 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of September 30, 2023 and December 31, 2022	35	35
Additional paid-in capital	554,403	538,041
Accumulated deficit	(187,933)	(145,286)
Accumulated other comprehensive loss	(2,782)	(1,251)
Total stockholders' equity	363,723	391,539
Total liabilities stockholders' equity	$403,253	$440,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development	$8,472	$8,421	$23,308	$19,680
General and administrative	10,885	13,308	36,932	40,305
Total operating expenses	19,357	21,729	60,240	59,985
Loss from operations	(19,357)	(21,729)	(60,240)	(59,985)
Other income (expense):
Interest income, net	4,197	1,972	12,466	2,460
Gain (loss) on change in fair value of Sponsor Earn-Out Liability, net	1,917	(4,870)	5,412	16,400
Other income (expense), net	(22)	420	393	(911)
Total other income (expense), net	6,092	(2,478)	18,271	17,949
Loss before income taxes	(13,265)	(24,207)	(41,969)	(42,036)
Provision for income taxes	(208)	(121)	(678)	(310)
Net loss	(13,473)	(24,328)	(42,647)	(42,346)
Other comprehensive (loss) income:
Unrealized gain (loss) on investments	242	—	(12)	—
Foreign currency translation adjustment	(99)	(1,194)	(1,519)	(2,462)
Total comprehensive loss	$(13,330)	$(25,522)	$(44,178)	$(44,808)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.08)	$(0.14)	$(0.15)

Weighted-average common shares outstanding:
Basic and diluted	315,627,263	311,680,656	314,550,810	280,859,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

Nine Month Period Ended September 30, 2023

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2022	—	$—	349,714,840	$35	$538,041	$(145,286)	$(1,251)	$391,539
Issuance of common stock upon exercise of stock options	—	—	94,319	—	13	—	—	13
Restricted stock units vested	—	—	4,727	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	—	—	(1,904)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,462	—	—	6,462
Net loss	—	—	—	—	—	(16,226)	—	(16,226)
Unrealized gain on investments	—	—	—	—	—	—	467	467
Foreign currency translation adjustments	—	—	—	—	—	—	72	72
Balance — March 31, 2023	—	$—	349,811,982	$35	$544,516	$(161,512)	$(712)	$382,327
Issuance of common stock upon exercise of stock options	—	—	477,443	—	64	—	—	64
Restricted stock units vested	—	—	924,179	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(1,431)	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	—	—	(237)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,325	—	—	7,325
Net loss	—	—	—	—	—	(12,948)	—	(12,948)
Unrealized loss from investments	—	—	—	—	—	—	(721)	(721)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,492)	(1,492)
Balance — June 30, 2023	—	$—	351,211,936	$35	$551,905	$(174,460)	$(2,925)	$374,555
Issuance of common stock upon exercise of stock options	—	—	715,939	—	80	—	—	80
Restricted stock units vested	—	—	103,167	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(3,708)	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	—	—	(306,526)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,418	—	—	2,418
Net loss	—	—	—	—	—	(13,473)	—	(13,473)
Unrealized gain from investments	—	—	—	—	—	—	242	242
Foreign currency translation adjustments	—	—	—	—	—	—	(99)	(99)
Balance — September 30, 2023	—	$—	351,720,808	$35	$554,403	$(187,933)	$(2,782)	$363,723

Nine Month Period Ended September 30, 2022

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (loss)	Equity
Balance – December 31, 2021	36,064,095	$269,941	10,474,509	$—	$5,604	$(94,293)	$367	$(88,322)
Retroactive application of reverse recapitalization upon Business Combination(1)	177,896,191	—	51,668,426	6	(6)	—	—	—
Balance — December 31, 2021, as converted	213,960,286	$269,941	62,142,935	$6	$5,598	$(94,293)	$367	$(88,322)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization upon Business Combination	(213,960,286)	(269,941)	213,960,286	21	269,920	—	—	269,941
Business Combination and PIPE Financing, net of redemptions and transaction costs(2)	—	—	71,767,824	7	234,514	—	—	234,521
Forfeitures of Earn-Out restricted shares	—	—	(9,080)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	31,217	—	4	—	—	4
Stock-based compensation	—	—	—	—	3,186	—	—	3,186
Net loss	—	—	—	—	—	(27,033)	—	(27,033)
Foreign currency translation adjustments	—	—	—	—	—	—	109	109
Balance — March 31, 2022	—	$—	347,893,182	$34	$513,222	$(121,326)	$476	$392,406
Release of accrued transaction costs related to Business Combination and PIPE Financing	—	—	—	—	6,174	—	—	6,174
Issuance of common stock upon exercise of stock options	—	—	337,453	—	38	—	—	38
Stock-based compensation	—	—	—	—	5,547	—	—	5,547
Net income	—	—	—	—	—	9,015	—	9,015
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)
Balance — June 30, 2022	—	$—	348,230,635	$34	$524,981	$(112,311)	$(901)	$411,803
Issuance of common stock upon exercise of stock options	—	—	1,376,206	—	218	—	—	218
Restricted stock units vested	—	—	165,697	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,214	—	—	7,214
Net loss	—	—	—	—	—	(24,328)	—	(24,328)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,194)	(1,194)
Balance — September 30, 2022	—	$—	349,772,538	$34	$532,413	$(136,639)	$(2,095)	$393,713
(1)	Included in the share number is 39,881,455 shares of Class B common stock as of December 31, 2021 issued upon recapitalization to the SES Founder Group (defined in Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023).
(2)	Includes issuance of 33,793,878 restricted shares of Class A common stock and 3,999,796 restricted shares of Class B common stock, subject to vesting.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities
Net loss	$(42,647)	$(42,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,205	15,947
Accretion income from marketable securities	(8,608)	—
Depreciation and amortization	3,928	1,580
Gain from change in fair value of Sponsor Earn-Out liability	(5,412)	(16,400)
Other	(511)	(371)
Changes in operating assets and liabilities:
Receivable from related party	(98)	5,943
Inventories	(243)	—
Prepaid expenses and other assets	(3,336)	(3,401)
Accounts payable	625	(761)
Accrued expenses and other liabilities	(3,797)	2,002
Net cash used in operating activities	(43,894)	(37,807)
Cash Flows From Investing Activities
Purchases of property and equipment	(12,281)	(10,645)
Purchase of marketable securities	(180,051)	—
Maturities of marketable securities	180,000	—
Net cash used in investing activities	(12,332)	(10,645)
Cash Flows From Financing Activities
Proceeds from Business Combination and PIPE Financing, net of issuance costs	—	282,940
Proceeds from stock option exercises	157	260
Net cash provided by financing activities	157	283,200
Effect of exchange rates on cash	(664)	(639)
Net (decrease) increase in cash, cash equivalents and restricted cash	(56,732)	234,109
Cash, cash equivalents and restricted cash at beginning of period (Note 4)	107,936	161,044
Cash, cash equivalents and restricted cash at end of period (Note 4)	$51,204	$395,153

Supplemental Non-Cash Information:
Accounts payable and accrued expenses related to purchases of property and equipment	$4,384	$4,668
Lease liabilities arising from obtaining right-of-use assets	$1,751	$1,565
Conversion of Redeemable Convertible Preferred Stock to shares of Class A Common Stock	$—	$(269,941)
Release of accrued transaction costs related to Business Combination and PIPE Financing	$—	$6,174
Liabilities acquired in the Business Combination	$—	$(387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is engaged in the development of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”) and other applications. We were founded in 2012 and our mission is to facilitate the widespread adoption of sustainable electric transportation, both on land and in air, by creating best-in-class, high energy density Li-Metal batteries centered around long-range performance and safety. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarters are located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have not yet commenced as of September 30, 2023, and the Company has not derived revenue from its principal business activities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and are unaudited. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. As a result of the Business Combination completed on February 3, 2022, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted. The Company’s fiscal year ends on December 31.

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

Investments

The Company has investments in marketable debt and marketable equity securities. Investments in marketable debt securities, which are comprised of U.S. treasury securities, are classified as available-for-sale and are recorded at fair value with any unrealized gains and losses included as a component of accumulated other comprehensive loss in total stockholders’ equity on the consolidated balance sheets until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion reported within interest income, net in the consolidated statement of operations and comprehensive loss. Investments in marketable debt securities with a stated maturity date of less than one year are classified as short-term investments, while those with a stated maturity date of more than one year, and that are not expected to be used in current operations, are classified as long-term investments on the consolidated balance sheet, respectively. Investments in marketable equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with changes to fair value reported within other comprehensive (loss) income in the consolidated statements of operations and comprehensive loss.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Current assets
Cash equivalents in money market funds (Note 4)	$42,518	$—	$—	$42,518
U.S. treasury securities(1)	291,631	—	—	291,631
Equity securities(2)	594	—	—	594
Total current assets at fair value	$334,743	$—	$—	$334,743

Non-current assets
U.S. treasury securities(1)	$—	$—	$—	$—
Restricted cash in money market funds	614	—	—	614
Total non-current assets at fair value	$614	$—	$—	$614
Total assets at fair value	$335,357	$—	$—	$335,357

Liabilities
Sponsor Earn-Out Liability(3)	$—	$—	$5,549	$5,549
Total liabilities at fair value	$—	$—	$5,549	$5,549

December 31, 2022
Current assets
Cash equivalents in money market funds (Note 4)	$46,308	$—	$—	$46,308
U.S. treasury securities(1)	283,460	—	—	283,460
Total current assets at fair value	$329,768	$—	$—	$329,768

Non-current assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total assets at fair value	$330,382	$—	$—	$330,382

Liabilities
Sponsor Earn-Out Liability(3)	$—	$—	$10,961	$10,961
Total liabilities at fair value	$—	$—	$10,961	$10,961

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

There were no transfers in or out of Level 3 measurements during the three and nine months ended September 30, 2023.

Recently Adopted Accounting Pronouncements

The Company has reviewed all accounting pronouncements issued during the three months ended September 30, 2023 and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development (related party)	$2,511	$2,216	$6,818	$5,672
Research and development	414	1,045	7,580	3,443
Total credits to research and development	$2,925	$3,261	$14,398	$9,116

Additionally, the Company recorded $0.5 million and $9.9 million as a credit to property and equipment in the condensed consolidated balance sheet for the three and nine months ended September 30, 2022, respectively, which represents reimbursements received from a related party for property and equipment constructed and owned by the Company.

As of September 30, 2023 and December 31, 2022, $2.5 million and $2.4 million, respectively, were outstanding as a receivable from related party as disclosed in the condensed consolidated balance sheets. As of September 30, 2023, there was a non-related party receivable of $0.5 million outstanding compared to no amount outstanding at December 31, 2022. As of September 30, 2023, there was no deferred income for non-related party JDAs as compared to the $4.2 million recorded as deferred income at December 31, 2022. Amounts for non-related party receivables and deferred income are recorded within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the consolidated balance sheets.

Note 4.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Cash	$7,420	$60,315
Money market funds	42,518	46,308
Total cash and cash equivalents	49,938	106,623
Restricted cash included in other assets	1,266	1,313
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$51,204	$107,936

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 5.  Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale marketable debt securities as of September 30, 2023, which have maturity dates that range from 1 month to 9 months. There were no realized gains or losses for the three and nine months ended September 30, 2023.

September 30, 2023		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$291,888	$—	$(257)	$291,631
Total	$291,888	$—	$(257)	$291,631

December 31, 2022		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$283,705	$2	$(247)	$283,460
Total	$283,705	$2	$(247)	$283,460

Note 6.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Employee compensation and related costs	$3,736	$3,115
Construction in process	1,674	229
Income taxes payable	1,075	1,422
Professional and consulting services	572	1,566
Deferred income received under joint development agreements	—	4,189
Other	780	750
Accrued expenses and other current liabilities	$7,837	$11,271

Note 7.  Government Grant

In December 2022, the Company was awarded a grant (the “Grant”) from certain government agencies. The incentives received under the Grant, which is in the form of cash, can be used for facilities related expenses and the purchase of property and equipment. The Company is required to adhere to certain conditions attached to the incentives, which include required minimum investments into specified spending categories and the creation of a minimum amount of permanent full-time jobs in a certain geographical location over the next five years. The Company has received, but not yet earned, 8.4 billion Korean won, which is equivalent to $6.2 million and $6.7 million, after translation, as of September 30, 2023 and December 31, 2022, respectively, which is disclosed as a noncurrent liability in the condensed consolidated balance sheet.

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

The Sponsor Earn-Out Liability is measured at its estimated fair value using Level 3 inputs in a Monte Carlo simulation valuation model. As of September 30, 2023, the earn-out triggering events were not achieved for any of Tranche 2 through Tranche 5, and as such the Company adjusted the carrying amount of the Sponsor Earn-out Liability to its estimated fair value as presented within gain on change in fair value of Sponsor Earn-out Liability, net in the condensed consolidated statement of operations and comprehensive loss.

The following table provides a reconciliation of the beginning and ending fair value balances for the Sponsor Earn-Out Liability, which is recorded in the condensed consolidated balance sheet:

(in thousands)
Balance as of December 31, 2022	$10,961
Change in fair value	(5,412)
Balance as of September 30, 2023	$5,549

Inherent in the valuation model are assumptions related to expected stock price volatility, risk-free interest rate, expected life, and dividend yield. The key inputs used in the Monte Carlo simulation model at their respective measurement dates were as follows:

	September 30, 2023	December 31, 2022
Contractual term (in years)	3.3	4.1
Risk free rate	4.82%	4.09%
Expected volatility	84.0%	85.0%
Expected dividends	0%	0%
Stock price	$2.27	$3.15

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

Note 9.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM partner which involves expenditures related to engineering efforts and purchases of related equipment. This JDA has an agreed-upon value of up to $50 million, of which the Company has spent $8.7 million as of September 30, 2023.

In December 2021, the Company amended the lease agreement on a facility in Woburn, Massachusetts. The amendment includes an obligation to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term), only if the new tenant does not pay monthly rental amount and lessor has provided a notice to collect the relinquishment charges from the Company. As of September 30, 2023, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Note 10.  Stock-Based Compensation

The Company’s stock-based compensation included in its condensed consolidated statements of operations and comprehensive income (loss), net of forfeitures, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$(1,437)	$2,417	$2,623	$4,678
General and administrative	3,855	4,797	13,582	11,269
Total stock-based compensation	$2,418	$7,214	$16,205	$15,947

The following table summarizes share-based compensation expense by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Restricted Stock Units ("RSUs")	$2,393	$2,984	$7,077	$4,802
Earn-Out Restricted Shares	(1,597)	2,195	2,704	5,760
Performance Stock Units ("PSUs")	739	1,345	3,471	2,420
Restricted Stock Awards ("RSAs")	782	578	2,638	2,624
Stock options	101	112	315	341
Total	$2,418	$7,214	$16,205	$15,947

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

Note 11.   Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was (1.5)% and (1.4)%, respectively, compared with (0.5)% and (0.7)% for the three and nine months ended September 30, 2022. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of September 30, 2023 and December 31, 2022 and the recording of uncertain tax positions and interest expense.

As of September 30, 2023, there were $0.9 million in changes to the total amount of unrecognized tax benefits related to transfer pricing adjustments from prior year end.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders - basic	$(13,473)	$(24,328)	$(42,647)	$(42,346)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	315,627,263	311,680,656	314,550,810	280,859,250

Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.08)	$(0.14)	$(0.15)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of September 30,
	2023	2022
Escrowed Earn-Out Shares	27,690,978	27,690,978
Options to purchase common stock	16,032,057	18,724,863
Public Warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private Warrants	5,013,333	5,013,333
Unvested RSUs	6,350,199	2,755,058
Unvested PSUs	3,364,810	2,116,942
Earn-Out Restricted Shares	1,622,377	1,952,336
Unvested RSAs	753,038	1,505,944
Total	75,546,739	74,479,401

Note 13.  Related-Party Transactions

As of September 30, 2023 and December 31, 2022, pursuant to the Director Nomination Agreement, General Motors Company and its affiliates (“GM”) were considered related parties due to their board representation and the board member’s employment position at GM, which remained in effect as long as GM continues to hold more than 5% of the fully diluted outstanding equity securities of SES as per the agreement.  See “Note 3 – Partnerships” for more details about our partnership with GM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2022 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023 (the “2022 Annual Report”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2022 Annual Report. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

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

We continue to make improvements to our three A-sample production lines, one in China and two in South Korea, which are producing and testing large 50 Ah and 100 Ah Li-Metal cells. We expect to launch our fourth production line in 2024, which will be dedicated to B-sample EV cells. In addition, we are also planning to build a fifth production line, which will be dedicated to B-sample battery cells for UAM applications. Furthermore, in July 2023, we entered into a new lease for a facility near our Woburn facility where we will be building an electrolyte foundry, which will focus on novel electrolyte molecule discovery and synthetic pathway development and which we expect to be ready by early 2024.

Outlook

As the joint development of Li-Metal batteries with our OEM partners continues to progress, we expect this will allow us to transition from A-sample to B-sample battery development by the last quarter of 2023. Further, this will lead to an increase in our headcount and footprint of our research and pre-production pilot facilities as we expand our existing facilities and entering into new facilities.

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

Results of Operations

Factors Affecting Operating Results

As a pre-commercialization company, we have not generated any revenue from sales to customers to date through our one operating segment. We have spent $11.4 million and $11.7 million on gross research and development activities during the three months ended September 30, 2023 and 2022, respectively, and $37.7 million and $28.8 million on gross research and development activities during the nine months ended September 30, 2023 and 2022, respectively, which is prior to credits received by our OEM partners under the JDAs. As a result, we have incurred losses from operations of $19.4 million and of $21.7 million for the three months ended September 30, 2023 and 2022, and losses from operations of $60.2 million and $60.0 million for the nine months ended September 30, 2023 and 2022, respectively. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$8,472	$8,421	$51	0.6%
General and administrative	10,885	13,308	(2,423)	(18.2)%
Total operating expenses	$19,357	$21,729	$(2,372)	(10.9)%

	Nine Months Ended September 30,		$	%
(in thousands)	2023	2022	Change	Change
Research and development	$23,308	$19,680	$3,628	18.4%
General and administrative	36,932	40,305	(3,373)	(8.4)%
Total operating expenses	$60,240	$59,985	$255	0.4%

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

Research and development expenses for the three months ended September 30, 2023 increased $0.1 million, or 0.6%, to $8.5 million, compared with $8.4 million for the three months ended September 30, 2022. This increase was primarily driven from a $2.6 million increase in personnel costs mainly attributable to our growth in headcount to support our operations, $1.8 million increase in facility related costs such as rent, utilities and depreciation expenses, a $0.7 million increase in professional consulting services, and a $0.9 million decrease in credits to research and development expenses from decreased billings to our JDA partners. These increases were partially offset by a $3.8 million decrease in stock-based compensation mainly attributable to forfeited awards, a $1.2 million decrease in software development costs due to change in project specifications and timelines, and a $1.0 million decrease in lab equipment and material supplies to support JDA activity in our research and pre-production facilities.

Research and development expenses for the nine months ended September 30, 2023 increased $3.6 million, or 18.4%, to $23.3 million compared with $19.7 million for the nine months ended September 30, 2022. The increase primarily resulted from a $6.2 million increase in personnel costs mainly attributable to our growth in headcount to support our operations, a $4.6 million increase in facility related costs such as increased rent, utilities and depreciation expenses, $2.2 million increase in lab equipment and material supplies to support JDA activity in our research and pre-production facilities, and a $1.0 million increase in professional consulting services. These increases were partially offset by a $6.6 million increase in credits to research and development expenses from billings to our JDA partners, a $2.1 million decrease in stock-based compensation mainly attributable to forfeited awards and the earn-out shares fully expensed due to completion of derived service period during the current quarter, and a $1.9 million decrease in computer and software development costs due to a change in project specifications and timelines.

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

General and administrative expenses for the three months ended September 30, 2023 decreased $2.4 million, or 18.2%, to $10.9 million, compared with $13.3 million for the three months ended September 30, 2022. This decrease was primarily driven by a $1.3 million decrease in insurance expense due to lower premiums incurred to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company, a $0.9 million decrease in marketing and public relations expenses due to a decrease in promotional events, and a decrease of $0.9 million of stock-based compensation expense that primarily related to the earn-out shares fully expensed due to completion of derived service period during the current quarter. These decreases were partially offset by a $0.4 million increase in personnel costs mainly attributable to our growth in headcount to support our operations and compliance as a public company and a $0.1 million decrease in professional consulting services.

General and administrative expenses for the nine months ended September 30, 2023 decreased $3.4 million, or 8.4%, to $36.9 million, compared with $40.3 million for the nine months ended September 30, 2022. This decrease was primarily driven by a decrease of $4.7 million of transaction costs incurred in the prior year period as a result of the Business Combination completed in February 2022 with no comparable costs in the current period, a $2.5 million decrease in insurance expense due to lower premiums incurred to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company compared to the prior year period, and a $1.7 million decrease in marketing and public relations expenses due to a decrease in promotional events compared to the prior year period. These decreases were partially offset by an increase of $2.4 million of stock-based compensation expense that primarily related to the effect of restricted and performance stock units granted subsequent to the corresponding prior year period, a $1.8 million increase in personnel costs mainly attributable to our growth in headcount to support our operations and compliance as a public company, a $0.6 million increase in professional fees related primarily to increased recruiting and consulting services, a $0.4 million increase in accounting and audit related expenses, and a $0.3 million increase in legal fees to support our operations as a public company.

Non-Operating Items

Interest Income, Net

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three and nine months ended September 30, 2023, we had interest income of $4.2 million and $12.5 million, respectively, compared with $2.0 million and $2.5 million for the three and nine months ended September 30, 2022, respectively. The $2.2 million and $10.0 million increases from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023, respectively, were primarily due to a change in our investment strategy of investing in higher yielding U.S. treasury securities during the fourth quarter of 2022. Our investment strategy for the first three quarters of 2022 was investing in money market funds.

Change of Fair Value of Earn-Out Liability, Net

During the three and nine months ended September 30, 2023, we incurred a gain of $1.9 million and $5.4 million, respectively, associated with the change in fair value of the Sponsor Earn-Out Liability compared with a loss of $4.9 million and a gain of $16.4 million, respectively, for the three and nine months ended September 30, 2022. With the fair value of the Sponsor Earn-Out Liability tied to the Company’s stock price, continued volatility in the stock price could result in further gains or losses. Refer to “Note 8 – Sponsor Earn-Out Liability” to the condensed consolidated financial statements for additional information.

Other (Expense) Income, Net

During the three months ended September 30, 2023, we had other expense of less than $0.1 million, compared with other income of $0.4 million for the three months ended September 30, 2022. This $0.4 million decrease in other income was primarily as a result of lower realized foreign currency gains on Chinese renminbi (CNY) in the current year period.

During the nine months ended September 30, 2023, we had other income of $0.4 million, compared with other expense of $0.9 million for the nine months ended September 30, 2022. This $1.3 million increase in other income was primarily the result of the accounting for certain postemployment benefits in the prior year period.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2023 increased to $0.2 million and $0.7 million, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, primarily due to local tax in the foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources

As of September 30, 2023, we had total cash and cash equivalents of $49.9 million and investments in marketable debt and equity securities of $292.2 million. As a pre-commercialization stage research and development company, the net operating losses we have incurred since inception are consistent with our strategy and within our budgeted expenditures.

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

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(43,894)	$(37,807)
Investing activities	(12,332)	(10,645)
Financing activities	157	283,200
Effect of exchange rate changes on cash	(664)	(639)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(56,732)	$234,109

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

Net cash used in operating activities of $43.9 million for the nine months ended September 30, 2023 was primarily attributable to net loss of $42.6 million, as adjusted for stock-based compensation expense of $16.2 million, accretion income from marketable securities of $8.6 million, a gain on change in fair value of Sponsor Earn-Out Liability of $5.4 million, depreciation and amortization of $3.9 million and a $6.8 million working capital outflow. The working capital outflow was primarily driven by a $3.8 million decrease in accrued expenses and other liabilities and a $3.3 million increase in prepaids and other assets, partially offset by a $0.6 million dollar increase in accounts payable. The increase in prepaids and other assets was primarily due to amounts due from JDA partners, the renewal of an insurance contract to cover potential liabilities under our indemnification obligations to our directors and certain officers and prepaid costs related to software development. The decrease in accrued expenses and other liabilities was primarily due to the release of deferred liabilities related to JDAs. The increase in accounts payable was primarily due to the timing of payments.

Net cash used in operating activities of $37.8 million for the nine months ended September 30, 2022 was primarily attributable to net loss of $42.3 million as adjusted for a gain on change in fair value of Sponsor Earn-Out liability of $16.4 million, stock-based compensation expense of $15.9 million, and depreciation and amortization of $1.6 million, partially offset by a $3.8 million working capital cash inflow. The working capital cash inflow was driven by a $5.9 million decrease in receivable from a related party and a $2.0 million increase in accrued expenses and other liabilities, partially offset by a $3.4 million increase in prepaids and other assets and a $0.8 million decrease in accounts payable. The decrease in receivable from related party was driven by activity from the JDAs. The increase in accrued expenses and other liabilities was primarily due to certain postemployment benefits. The increase in prepaids and other assets was primarily due to insurance costs to cover potential liabilities under our indemnification obligations to our directors and certain officers and receivables from our other JDAs. The decrease in accounts payable was primarily driven by the timing of payments.

Investing Activities

Net cash used in investing activities was $12.3 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of $10.6 million for the nine months ended September 30, 2022.

Purchases and Maturities of Investments – Net purchases of investments in marketable debt and equity securities were $0.1 million for the nine months ended September 30, 2023, compared to no purchases of investments during the nine months ended September 30, 2022.

Capital Spending – Capital expenditures were $12.3 million and $10.6 million for the nine months ended September 30, 2023 and 2022, respectively, and primarily related to the timing of purchases of lab machinery and equipment, lab tools and instruments related to our build out of production lines and facilities. We expect capital expenditures for the rest of 2023 to increase compared with the corresponding period in 2022 as we continue to invest in the build out of our fourth and fifth production lines and research and development facilities.

Financing Activities

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2023 related to proceeds from option exercises.

Net cash provided by financing activities of $283.2 million for the nine months ended September 30, 2022 primarily related to proceeds received from the Business Combination and PIPE Financing, net of transaction costs.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of September 30, 2023, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$33,334	$24,681	$58,015
Operating lease obligations(2)	2,754	10,086	12,840
Total	$36,088	$34,767	$70,855

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we had a letter of credit issued by a financial institution totaling $0.6 million. The letter of credit relates to deposits the Company is required to maintain for one of its operating lease agreements. We have restricted cash that serves as collateral for this outstanding letter of credit that is included in other assets on our condensed consolidated balance sheet. No amounts have been drawn under the letter of credit.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended September 30, 2023. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below.

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

Management’s Remediation Initiatives

We have taken the following steps towards remediation of the identified material weaknesses and to enhance our internal control over financial reporting:

●	We have developed a detailed remediation plan, with appropriate executive sponsorship and with the assistance of a national accounting firm, to specifically address the material weaknesses.
●	We have hired, and will continue to hire, additional certified public accountants (including those with public company experience) who have the appropriate level of expertise in the areas of accounting, financial reporting, and internal controls commensurate with the volume and complexity of our reporting requirements.
●	We have taken steps to enhance the design of existing control activities and implement additional process-level control activities and ensure they are operating effectively.
●	We have taken steps to design and implement additional information and communications controls to ensure use of and obtain relevant and quality information to allow operation of effective control activities, including internal and external communication.
●	We are improving our capabilities to identify, research, and prepare supporting documentation for technical accounting issues.
●	We have enhanced our risk assessment process, and will continue to make it a more comprehensive and continuous process, to identify and assess risks of material misstatements and ensure that the related internal controls are properly designed and in place to respond to those risks.
●	We have taken steps to implement new IT applications which will automate some of the manual financial reporting processes.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Part I, Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2022, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On September 5, 2023, Hong Gan, our Chief Science Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Gan’s plan is for the potential exercise sale of up to 450,000 vested stock options with an expiration date of March 14, 2029 and sale of the shares of Class A common stock underlying such stock options. The duration of the trading plan is through August 15, 2024, or earlier, upon the completion of all transactions subject to the trading plan.

On September 7, 2023, Jing Nealis, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Nealis’s plan is for the potential sale of up to 870,000 vested stock options with an expiration date of February 10, 2031 and sale of the shares of Class A common stock underlying such stock options. The duration of the trading plan is through August 15, 2024, or earlier, upon the completion of all transactions subject to the trading plan.

On September 11, 2023, Rohit Makharia, our President and Chief Strategy Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Makharia’s plan is for the potential exercise sale of up to 675,000 vested stock options with an expiration date of March 1, 2031 and sale of the shares of Class A common stock underlying such stock options. The duration of the trading plan is through August 15, 2024, or earlier, upon the completion of all transactions subject to the trading plan.

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

Date: November 7, 2023

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)