Form 10-Q
period 2024-03-31
SES AI Corp
filed 2024-05-03
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 29, 2024, there were 313,130,805 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We face significant challenges in developing a Lithium-Metal (“Li-Metal”) battery that can be commercialized for use in electric vehicles (“EVs”), urban air mobility (“UAM”), and other applications, and the pace of development is often unpredictable and subject to delays.
●	We have a history of no revenues and of net losses and expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our internal assumptions may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	Our Li-Metal technology is untested in actual EVs and may ultimately prove unworkable.
●	If our batteries fail to perform as expected our ability to develop, market and sell our batteries could be harmed.
●	Delays in the pre-manufacturing development of our battery cells could adversely affect our business and prospects.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	If we are unable to integrate our products into EVs manufactured by OEM customers, our results of operations could be impaired.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our Li-Metal batteries at scale depends on our ability to build, operate and staff our facilities successfully.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”) and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new JDAs.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	Our business depends substantially on the continuing efforts of our senior executives and other key personnel as well as the ability to attract, train and retain highly skilled employees and key personnel.
●	Developments in alternative technology or other fossil fuel alternatives may adversely affect the demand for our battery products.
●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international scope of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	We have incurred and will continue to incur increased costs related to operating as a public company, and our management will be required to devote substantial additional time to compliance and corporate governance practices.
●	The price of our common stock has been and may continue to be volatile.
●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.

●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$129,609	$85,671
Short-term investments	189,147	246,775
Receivable from related party	1,217	3,911
Inventories	425	558
Prepaid expenses and other assets	6,714	11,712
Total current assets	327,112	348,627
Property and equipment, net	40,122	37,959
Intangible assets, net	1,313	1,345
Right-of-use assets, net	11,697	13,099
Deferred tax assets	1,057	1,057
Other assets, non-current	4,583	4,723
Total assets	$385,884	$406,810
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,762	$4,830
Operating lease liabilities	2,436	2,404
Accrued expenses and other liabilities	8,745	13,121
Total current liabilities	13,943	20,355
Sponsor Earn-Out liabilities	3,291	4,166
Operating lease liabilities, non-current	9,687	11,316
Unearned government grant	8,913	9,270
Other liabilities, non-current	2,661	2,753
Total liabilities	38,495	47,860
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 309,736,367 and 310,266,922 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	35	35
Additional paid-in capital	563,966	559,214
Accumulated deficit	(214,243)	(198,686)
Accumulated other comprehensive loss	(2,369)	(1,613)
Total stockholders' equity	347,389	358,950
Total liabilities and stockholders' equity	$385,884	$406,810

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development	$11,765	$8,489
General and administrative	9,506	13,123
Total operating expenses	21,271	21,612
Loss from operations	(21,271)	(21,612)
Other income:
Interest income	4,162	4,140
Gain on change in fair value of Sponsor Earn-Out liabilities	875	569
Miscellaneous income, net	874	820
Total other income, net	5,911	5,529
Loss before income taxes	(15,360)	(16,083)
Provision for income taxes	(197)	(143)
Net loss	(15,557)	(16,226)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(457)	72
Unrealized (loss) gain on short-term investments	(299)	467
Total other comprehensive (loss) income, net of tax	(756)	539
Total comprehensive loss	$(16,313)	$(15,687)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.05)

Weighted-average shares outstanding:
Basic and diluted	318,790,719	313,422,442

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2024

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2023	—	$—	354,148,173	$35	$559,214	$(198,686)	$(1,613)	$358,950
Issuance of common stock upon exercise of stock options	—	—	197,127	—	18	—	—	18
Restricted stock units vested	—	—	18,869	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(711,298)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(35,253)	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	4,784	—	—	4,784
Net loss	—	—	—	—	—	(15,557)	—	(15,557)
Unrealized loss on short-term investments	—	—	—	—	—	—	(299)	(299)
Foreign currency translation adjustments	—	—	—	—	—	—	(457)	(457)
Balance — March 31, 2024	—	$—	353,617,618	$35	$563,966	$(214,243)	$(2,369)	$347,389

Three Months Ended March 31, 2023

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance — December 31, 2022	—	$—	349,714,840	$35	$538,041	$(145,286)	$(1,251)	$391,539
Issuance of common stock upon exercise of stock options	—	—	94,319	—	13	—	—	13
Restricted stock units vested	—	—	4,727	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(1,904)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,462	—	—	6,462
Net loss	—	—	—	—	—	(16,226)	—	(16,226)
Unrealized gain on short-term investments	—	—	—	—	—	—	467	467
Foreign currency translation adjustments	—	—	—	—	—	—	72	72
Balance — March 31, 2023	—	$—	349,811,982	$35	$544,516	$(161,512)	$(712)	$382,327

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities
Net loss	$(15,557)	$(16,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(875)	(569)
Stock-based compensation	4,784	6,462
Depreciation and amortization	1,721	1,060
Accretion income from available-for-sale short-term investments	(1,889)	(2,946)
Other	(894)	(683)
Changes in operating assets and liabilities:
Receivable from related party	2,694	(422)
Inventories	121	(120)
Prepaid expenses and other assets	4,993	(2,553)
Right-of-use assets	1,280	(276)
Accounts payable	(249)	(15)
Accrued expenses and other liabilities	(3,637)	941
Operating lease liabilities	(1,471)	(46)
Net cash used in operating activities	(8,979)	(15,393)
Cash Flows From Investing Activities
Purchases of property and equipment	(6,758)	(5,974)
Purchase of short-term investments	—	(97,119)
Proceeds from the maturities of short-term investments	60,000	60,000
Net cash provided by (used in) investing activities	53,242	(43,093)
Cash Flows From Financing Activities
Proceeds from stock option exercises	18	13
Net cash provided by financing activities	18	13
Effect of exchange rates on cash	(369)	(198)
Net increase (decrease) in cash, cash equivalents and restricted cash	43,912	(58,671)
Cash, cash equivalents and restricted cash at beginning of period (Note 4)	86,966	107,936
Cash, cash equivalents and restricted cash at end of period (Note 4)	$130,878	$49,265

Supplemental Cash and Non-Cash Information:
Income taxes paid	$3	$47
Accounts payable and accrued expenses related to purchases of property and equipment	$3,535	$1,034
Operating lease liabilities arising from obtaining right-of-use assets	$—	$776

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is engaged in the development of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”)  and other applications. We were founded in 2012, and our mission is to power a new era of electric transportation on land and in air with Li-Metal batteries. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarters is located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have not yet commenced as of March 31, 2024, and the Company has not derived revenue from its principal business activities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited interim condensed consolidated financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024 (the “Annual Report”).

Use of estimates

The preparation of these unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of commitments and contingencies, and the reported amounts of revenues, if any, and expenses. The Company bases its estimates on available historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from those estimates.

Significant estimates and assumptions include those related to the valuation of (i) certain equity awards, including common stock awards prior to the Company’s previously disclosed Business Combination (as defined below in Note 8), the Sponsor Earn-Out Shares, the Earn-Out Restricted Shares, restricted stock awards, stock options, and performance stock units, (ii) deferred tax assets and uncertain income tax positions, and (iii) the measurement of operating lease liabilities. On an ongoing basis, the Company evaluates these judgments and estimates for reasonableness.

Investments

The Company has investments in short-term marketable debt and marketable equity securities. Investments in marketable debt securities consist of U.S. treasury securities, are classified as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. These available-for-sale marketable securities are recorded at fair value, with any unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in total stockholders’ equity on the unaudited interim condensed consolidated balance sheets until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of U.S. treasury securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reported within interest income in the unaudited interim condensed consolidated statement of operations and comprehensive loss. Investments in marketable debt securities with a stated maturity date of less than one year are classified as short-term investments, while these with a stated maturity date of more than one year, and that are not expected to be used in current operations, are classified as long-term investments on the unaudited interim condensed consolidated balance sheet, respectively. Investments in marketable equity securities are classified as short-term investments when the Company’s intention is to sell within a year from the reporting period end, otherwise they will be classified as long-term investments. Investments in marketable equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses reported within miscellaneous income, net in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Current Assets
Cash equivalents in money market funds (Note 4)	$120,442	$—	$—	$120,442
U.S. treasury securities	187,717	—	—	187,717
Equity securities(1)	1,430	—	—	1,430
Total current assets at fair value	$309,589	$—	$—	$309,589

Non-current Assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total Assets at fair value	$310,203	$—	$—	$310,203

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$3,291	$3,291
Total liabilities at fair value	$—	$—	$3,291	$3,291

December 31, 2023
Current Assets
Cash equivalents in money market funds (Note 4)	$74,997	$—	$—	$74,997
U.S. treasury securities	246,127	—	—	246,127
Equity securities(1)	648	—	—	648
Total current assets at fair value	$321,772	$—	$—	$321,772

Non-current Assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total Assets at fair value	$322,386	$—	$—	$322,386

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$4,166	$4,166
Total liabilities at fair value	$—	$—	$4,166	$4,166

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

There were no transfers in or out of Level 3 measurements during the three months ended March 31, 2024.

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

Climate-Related Disclosures

In March 2024, the SEC adopted final rules that would require registrants to provide certain climate-related information in their registration statements and annual reports. The new rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The rules also require disclosure of a registrant’s greenhouse gas emissions and certain climate-related financial metrics in their audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending completion of a judicial review that is currently pending in the U.S. Court of Appeals for the Eighth Circuit. We are currently evaluating the impact these rules will have when adopted and anticipate these rules will likely result in the required additional disclosures being included in on our consolidated financial statements.

The Company has reviewed all accounting pronouncements issued during the three months ended March 31, 2024 and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Note 3.  Partnerships

In December 2020, the Company established a partnership with Hyundai Motor Company (“Hyundai”) when it entered into a joint development agreement (“JDA”) to jointly research and develop Li-Metal battery technology, which concluded in November 2023.  Further, in May 2021, the Company executed another JDA with Hyundai to jointly develop an A-Sample Li-Metal battery effective August 31, 2021. In March 2024, the Company extended this JDA until December 2025 to develop the B-sample Li-Metal battery.

In February 2021, the Company established a partnership with GM Global Technology Operations LLC (“GM Technology”), an affiliate of GM Ventures LLC (“GM Ventures”), and General Motors Holdings LLC (“GM Holdings”) (collectively, “General Motors” or “GM”) when it entered into a JDA to jointly research and develop an A-Sample Li-Metal battery and build-out a prototype manufacturing line for GM Technology. The JDA has an initial term of three years, which can be extended based on mutual agreement.

In December 2021, the Company established a partnership with Honda Motor Company, Ltd. (“Honda”) when it entered into a JDA to jointly R&D an A-Sample Li-Metal battery, which concluded in June 2023.

In November 2023, the Company entered into a B-Sample JDA with one of our OEM partners for delivery of B-Sample battery. The JDA has a term of two and half years.

Under the terms of certain JDAs, the Company will fund research and development activities and capital expenditures related to the buildout of pilot manufacturing lines and the JDA partner will be required to refund such expenses to the Company, regardless of the results of the research and development activities. The following table summarizes the expenses incurred by the Company that were recorded as a credit to research and development expense in the unaudited interim condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development (related party)	$1,217	$1,771
Research and development (non-related party)	2,308	1,416
Total reimbursements to research and development	$3,525	$3,186

As of March 31, 2024 and December 31, 2023, $1.2 million and $3.9 million was outstanding as a receivable from related party as disclosed in the unaudited interim condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, none and $5.1 million was recorded as receivable from non-related party JDAs. As of March 31, 2024 and December 31, 2023, $0.1 million and none was recorded as deferred income for non-related party JDAs. Amounts for non-related party receivables are recorded within prepaid expenses and other current assets and the deferred income is recorded within accrued expenses and other current liabilities in the unaudited interim condensed consolidated balance sheets.

Note 4.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Cash	$9,167	$10,674
Money market funds	120,442	74,997
Total cash and cash equivalents	129,609	85,671
Restricted cash included in other assets	1,269	1,295
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$130,878	$86,966

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 5.  Short-Term Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of March 31, 2024 and December 31, 2023, which have maturity dates that range from 1 month to 7 months and 1 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three months ended March 31, 2024 and 2023.

March 31, 2024		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$187,686	$43	$(12)	$187,717
Total	$187,686	$43	$(12)	$187,717

December 31, 2023		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$245,797	$337	$(7)	$246,127
Total	$245,797	$337	$(7)	$246,127

Note 6.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Employee compensation and related costs	$3,460	$7,022
Construction in process	2,494	3,182
Income taxes payable	454	288
Professional and consulting services	552	1,273
Deferred income received under partnerships	77	—
Other	1,708	1,356
Accrued expenses and other current liabilities	$8,745	$13,121

Note 7.  Government Grant

In December 2022, the Company was awarded a grant (the “Grant”) from certain government agencies. The incentives received under the Grant, which is in the form of cash, can be used for facilities related expenses and the purchase of property and equipment. The Company is required to adhere to the following conditions attached to the incentives, which include purchase of a government grant guarantee insurance policy, required minimum investments into specified spending categories and the creation of a minimum amount of permanent full-time jobs in a certain geographical location over the next five years, with the option to extend to 10 years by remaining in a certain geographical location. If subsequently it was determined that we were in non-compliance with the Grant conditions, we could be required to pay the Grant in its entirety with interest. The Company has yet to fulfill the required minimum investment, and the compliance with this condition will continue to be monitored over the remaining grant period.

As of March 31, 2024 and December 31, 2023, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. These balances are equivalent to $8.9 million and $9.3 million after translation, respectively, as of March 31, 2024 and December 31, 2023, which is disclosed as a noncurrent liability in the unaudited interim condensed consolidated balance sheets.

Note 8.  Sponsor Earn-Out Liabilities

In connection with  the closing of the Business Combination (the “Closing”) on February 3, 2022 (the “Closing Date”), Ivanhoe Capital Acquisition Corp. (“Ivanhoe”), a Cayman Islands exempted company, migrated out of the Cayman Islands and domesticated as a Delaware corporation (the “Domestication”), changed its name to “SES AI Corporation”, and Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct, wholly-owned subsidiary of Ivanhoe (“Amalgamation Sub”), consummated the previously announced Business Combination (the “Business Combination”) pursuant to which, among other things, Amalgamation Sub merged with and into SES Holdings Pte. Ltd., a Singapore private company limited by shares (“Old SES”), with Old SES surviving the Business Combination as a wholly-owned subsidiary of SES.

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

If there is a change in control of SES at a per share value of greater than $18.00, then 100% of the Sponsor Earn-Out Shares will be released from these transfer restrictions; however if the per share value is less than $18.00 upon a change in control, then the Sponsor Earn-Out Shares will be released pro rata based on the per share value of the change in control and the stock price thresholds for release specified above. Any Sponsor Earn-Out Shares not released will be forfeited and cancelled upon a change in control.

The Sponsor Earn-Out Shares in Tranche 1 were accounted for as equity instruments because they are legally owned by the Sponsor, cannot be forfeited and were subject only to transfer restrictions that lapsed 180 days after the Closing Date, which occurred on August 2, 2022. The Sponsor Earn-Out Shares in Tranches 2 through 5 represent the Sponsor Earn-Out liabilities and are accounted for as a derivative liability because the earn-out triggering events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the shares of Class A common stock.

The Sponsor Earn-Out liabilities are measured at estimated fair value using Level 3 inputs in a Monte Carlo simulation valuation model. As of the three months ended March 31, 2024, the earn-out triggering events were not achieved for any of Tranche 2 through Tranche 5, and as such the Company adjusted the carrying amount of the Sponsor Earn-Out liabilities to its estimated fair value of $3.3 million in the unaudited interim condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance as of December 31, 2023	$4,166
Change in fair value	(875)
Balance as of March 31, 2024	$3,291

Balance as of December 31, 2022	$10,961
Change in fair value	(569)
Balance as of March 31, 2023	$10,392

Inherent in the valuation model are assumptions related to expected stock price volatility, risk-free interest rate, expected term, and dividend yield. The key inputs used in the Monte Carlo simulation model at their respective measurement dates were as follows:

	March 31, 2024	December 31, 2023
Expected term (in years)	3.1	3.1
Risk free rate	4.30%	4.04%
Expected volatility	85.0%	91.0%
Expected dividends	0%	0%
Stock price	$1.68	$1.83

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and warrants and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 78.2% - 89.2% and 83.8% - 96.2% as of March 31, 2024 and December 31, 2023, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Note 9.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021 and amended in March 2024, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM Partner which involves expenditures related to engineering efforts and purchases of related equipment. The Company has a commitment to spend up to $35 million under this JDA as of March 31, 2024.

In December 2021, the Company amended the lease agreement for an office space in Woburn, Massachusetts. The amendment includes an obligation for the Company to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term) only if the new tenant does not pay the monthly rental amount and the lessor has provided a notice to collect the relinquishment charges from the Company. As of March 31, 2024, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Note 10.  Stock-Based Compensation

The Company’s stock-based compensation included in its unaudited interim condensed consolidated statements of operations and comprehensive loss, net of forfeitures, was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$1,451	$1,847
General and administrative	3,333	4,615
Total stock-based compensation	$4,784	$6,462

The following table summarizes stock-based compensation expense by award type, net of forfeitures:

	Three Months Ended March 31,
(in thousands)	2024	2023
Earn-Out Restricted Shares	$—	$2,135
Restricted Stock Units ("RSUs")	3,085	1,961
Performance Stock Units ("PSUs")	932	1,326
Restricted Stock Awards ("RSAs")	491	930
Stock options	276	110
Total	$4,784	$6,462

In February 2024, the Company granted 8,996,931 RSUs and 3,280,083 PSUs, which relates to the annual grant to our directors, executive officers and employees. PSUs are measured at their estimated fair value using a Monte Carlo simulation valuation model with the effect of the market condition reflected in the grant date fair value of the award. The fair value of RSUs is estimated based on the closing price of the Company’s Class A common stock at the date of grant.

Note 11.   Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 was (1.8)% compared with (0.9)% for the three months ended March 31, 2023. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of March 31, 2024 and December 31, 2023 and the recording of uncertain tax positions and interest expense.

Note 12.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss, as adjusted for changes in fair value recognized in earnings from equity contracts classified as liabilities, by the weighted average number of common shares outstanding and, when dilutive, common share equivalents from outstanding stock options and restricted stock units (using the treasury-stock method). The weighted-average number of common shares used in the computation of basic and diluted net loss per share were as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss attributable to common stockholders - basic	$(15,557)	$(16,226)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	318,790,719	313,422,442

Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.05)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of March 31,
	2024	2023
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	12,381,133	18,203,903
Public warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private warrants	5,013,333	5,013,333
Unvested RSUs	16,525,573	2,789,984
Unvested PSUs	6,812,398	2,116,942
Earn-out Restricted Shares	908,700	1,929,140
Unvested RSAs	551,774	1,090,610
Total	84,603,836	73,554,837

Note 13.  Related-Party Transactions

As of March 31, 2024 and December 31, 2023, General Motors Company and its affiliates (“GM”) were considered a related party due to their board representation and the board member’s employment position at GM, as well as GM holding more than 5% of the fully diluted outstanding equity securities of SES.  See “Note 3 – Partnerships” for more details about our partnership with GM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2024 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the year ended December 31, 2023 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024 (the “2023 Annual Report”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2023 Annual Report. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a pre-commercialization stage company engaged in the development and production of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), which encompasses electric vehicle take-off and landing (“eVTOL”) technology, and other applications. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries to help promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs in order to enable a new era of electric transportation on land in air.

SES AI’s mission is to power a new era of electric transportation on land and in air with Li-Metal batteries. We believe Li-Metal is the “end game” for electric transportation energy storage with its potential for step-change in energy density compared to state-of-the-art Li-ion. Our team has dedicated the past decade to developing a comprehensive and proprietary Li-Metal battery technology platform, including high concentration solvent-in-salt electrolyte, ultra-thin wide format lithium anode, protective anode coating, and novel cell engineering processes that are based on scalable Li-ion manufacturing but address unique Li-Metal challenges. As we build more automotive large capacity Li-Metal cells and generate more data, artificial intelligence (“AI”) becomes an increasingly integral part in material development, battery health monitoring and incident prediction.

There are four pillars to our mission.

1.	Electric Vehicles (EV)

Since our founding, EV has always been our core focus. In 2012, we transitioned away from solid state Li-Metal, so our Li-Metal batteries could operate at room temperature and be manufactured at large scale. In 2015, we received the first strategic investment from General Motors. In 2021, we signed what we believe to be the world’s first automotive A-sample Li-Metal joint development agreements (JDAs) with GM, Hyundai and Honda, all of whom made strategic investments in our Company. In 2023, we signed what we believe to be the world’s first automotive B-sample Li-Metal JDA with a major global automaker. In 2024, we extended our JDA agreement with Hyundai to conduct further research and development activities in order to achieve production of B-sample batteries. As of March 31, 2024, we operate three A-sample lines and we are in the process of building two B-sample lines.

We have made significant progress in large 50Ah and 100Ah automotive Li-Metal cell manufacturing. We have addressed key manufacturing challenges in ultra-thin wide format lithium anode, powder and metal bur issues in lithium anode punching, high concentration electrolyte scale-up, and other quality and safety related issues in automotive large Li-Metal cell manufacturing. We have performed inhouse testing on these 50Ah and 100Ah Li-Metal A-sample cells and shared testing data with our JDA original equipment manufacturer (OEM) partners, as well as shipped these A-sample cells to other third parties and OEMs for their further performance and safety testing.

2.	Urban Air Mobility (UAM)

We believe that B-sample in EV is almost equivalent to commercial production for UAM. We believe that UAM is a perfect fit for Li-Metal and will require little additional development now that we have reached EV B-sample status. UAM frequently operates on a fleet business model where the key business metrics are cost per passenger per mile, with weight being a paramount factor to costs. We believe that the step-change gravimetric energy density that Li-Metal can potentially offer means that an aircraft has the potential to carry twice the number of passengers, or twice the payload for cargo applications, or fly twice the distance, which has the potential to significantly improve the profitability of UAM operators. We are converting one of our EV A-sample lines to be dedicated to UAM cell production in 2024.

3.	Artificial Intelligence (AI)

We started two AI programs out of necessity, due to the need to provide a high level of safety in the field and the need to further accelerate our future roadmap for material development.

We seek to provide a high level of safety in the field and we are leveraging our automotive 50Ah and 100Ah cell production volume and quality data to train our Avatar AI. Our Avatar AI prediction accuracy increased from less than 60% in 2022, to 92% in 2023, and we expect it to reach 95% accuracy by the end of 2024. Our ultimate goal is to be able to reach near 100% safety in the field, which we believe will be paramount to both EV and UAM OEMs.

We are also developing new AI models designed to screen a vast universe of small molecules for potential electrolyte solvent candidates. We have also built an electrolyte foundry designed to provide high throughput synthesis and testing of these materials.

4.	Sustainability

We are executing several initiatives to improve the environmental sustainability of our business, and to reduce cost and ensure traceability of our Li-Metal battery supply chain. The technological innovations include dry electrode that can significantly reduce our electricity consumption and CO2 and chemical solvent emission, and recycling of Li-Metal that allows us to build a new supply chain with better traceability and robustness. We also announced SES Cares, where we power advanced drones with our Li-Metal A-samples and B-samples to collect field data to train Avatar AI, at the same time, partner with operations such as forest fire monitoring and marine animal protection.

Outlook

We believe that 2024 will be a key year in the commercialization of Li-Metal batteries for automotive applications. We plan to continue to focus on EV B-sample JDAs including building and operating B-sample lines, improving cell practical safety and accelerating future roadmap electrolyte development; building and shipping cells to UAM OEM partners; and improving Avatar AI prediction accuracy by deploying Avatar infrastructure and training it across a wide range of data.

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

Results of Operations

Factors Affecting Operating Results

As of March 31, 2024, we have not generated any revenue from sales to customers to date through our one operating segment and have spent $15.3 million and $11.7 million on gross research and development activities during the three months ended March 31, 2024 and 2023, respectively, which is prior to reimbursements received of $3.5 million and $3.2 million during the three months ended March 31, 2024 and 2023, respectively, from our OEM partners under the JDAs. As a result, we have incurred net losses of $15.6 million and $16.2 million for the three months ended March 31, 2024 and 2023, respectively. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
(in thousands)	2024	2023	Change	Change
Research and development	$11,765	$8,489	$3,276	39%
General and administrative	9,506	13,123	(3,617)	(28)%
Total operating expenses	$21,271	$21,612	$(341)	(2)%

Research and Development

Research and development expenses consist primarily of costs incurred for salaries and personnel-related expenses, including performance-based bonus and stock-based compensation expense, for scientists, experienced engineers and technicians, expenses for materials and supplies used in product research and development, process engineering efforts and testing, as well as payments to consultants, depreciation, and allocated facilities and information technology costs. Additionally, payments received from the JDA agreements are treated as reimbursements to research and development expenses.

Research and development expenses for the three months ended March 31, 2024 increased $3.3 million, or 39%, to $11.8 million, compared with $8.5 million for the three months ended March 31, 2023. The increase primarily resulted from a total $2.6 million increase in personnel costs mainly attributable to our growth in headcount in support of our ongoing research and development efforts for battery cell development, which included a reduction of $0.4 million in stock-based compensation expense that primarily relates to forfeitures during the period. Further, there was a $1.2 million increase in facility costs due to utilities and depreciation expenses, and a $0.3 million increase in consulting and professional fees. These increases were partly offset by $0.3 million of increased reimbursements to research and development expenses, which are amounts received pursuant to the JDAs, a $0.2 million decrease in expenses for lab consumables and material supplies due to limited activity for certain JDAs during the period, and a $0.3 million decrease in software development costs related to our AI software due to a decrease in consultant costs from prior year.

General and Administrative

General and administrative expenses consist primarily of costs incurred for salaries and personnel-related expenses, including bonus and stock-based compensation expense, for our finance, legal and human resource functions, expenses for director and officer insurance, outside contractor and professional service fees, audit and compliance expenses, legal, patent-related costs, accounting and other advisory services, as well as allocated facilities and information technology costs, including depreciation. Upon commencement of commercial operations, we also expect to incur customer and sales support and advertising costs.

General and administrative expenses for the three months ended March 31, 2024 decreased $3.6 million, or 28%, to $9.5 million, compared with $13.1 million for the three months ended March 31, 2023. This decrease primarily resulted from a total $1.3 million reduction in stock-based compensation, mainly due to the full expensing of Earn-Out Restricted Shares in 2023. This decrease was partially offset by a $0.2 million increase in payroll due to headcount increases. Further, there was a $1.1 million decrease in accounting related expenses from a reduction in audit fees from the prior period resulted from a more efficient reporting process, a $0.7 million decrease in insurance premiums for directors’ and officers’ business insurance policy, a $0.6 million decrease in consulting and professional fees, and a $0.1 million net decrease in other G&A expenses.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three months ended March 31, 2024, we had interest income of $4.2 million compared with $4.1 million for the three months ended March 31, 2023. The increase was primarily due to higher interest rate yield.

Change in Fair Value of Earn-Out Liabilities

During the three months ended March 31, 2024, we incurred a gain of $0.9 million associated with the change in fair value of the Sponsor Earn-Out liabilities compared with a gain of $0.6 million for the three months ended March 31, 2023. With the fair value of the Sponsor Earn-Out liabilities primarily tied to the Company’s stock price, continued volatility in the stock price could result in further gains or losses resulting from the change in fair value. Refer to “Note 8 – Sponsor Earn-Out Liabilities” to the unaudited interim condensed consolidated financial statements for additional information.

Miscellaneous Income, Net

During the three months ended March 31, 2024, we had miscellaneous income of $0.9 million compared with miscellaneous income of $0.8 million for the three months ended March 31, 2023. The $0.1 million increase in miscellaneous income was primarily the result of a realized gain on foreign currency translation.

Provision from Income Taxes

The provision for income taxes for the three months ended March 31, 2024 increased to $0.2 million compared to $0.1 million for the three months ended March 31, 2023 mainly due to an increase in pre-tax income in China and South Korea.

Liquidity and Capital Resources

As of March 31, 2024, we had total cash and cash equivalents of $129.6 million and investments in marketable debt and equity securities of $189.1 million. As a pre-commercialization stage research and development company, the net operating losses we have incurred since inception are consistent with our strategy and budget.

As a result of the capital-intensive nature of our business, we expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. To date, we have funded our operations through a combination of proceeds from the Business Combination private investments in public entity and funding received through the sales of our redeemable convertible preferred stock. These funds are expected to finance our principal sources of liquidity and ongoing costs, such as research and development relating to our Li-Metal batteries and the construction of additional manufacturing facilities. In the future, if we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales.

We believe that our cash on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of filing this Quarterly Report on Form 10-Q, and also sufficient to fund us to commercialization. However, additional funding may be required for a variety of reasons, including opportunities to build an integrated supply chain in the United States and delays in expected development of our Li-Metal battery cells. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(8,979)	$(15,393)
Investing activities	53,242	(43,093)
Financing activities	18	13
Effect of exchange rate changes on cash	(369)	(198)
Net increase (decrease) in cash, cash equivalents and restricted cash	$43,912	$(58,671)

Operating Activities

Our cash flows used in operating activities to date have primarily comprised research and development and general and administrative activities as discussed above. As we continue to ramp up hiring for research and development headcount to accelerate our engineering efforts, we expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from our operations.

Net cash used in operating activities of $9.0 million for the three months ended March 31, 2024 was primarily attributable to net loss of $15.6 million, as adjusted for stock-based compensation expense of $4.8 million, accretion income from marketable securities of $1.9 million, depreciation and amortization of $1.7 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $0.9 million, and a $3.7 million working capital inflow. The working capital inflow was primarily driven by a $5.0 million decrease in prepaids and other assets primarily due to the receipt of $7.0 million in JDA receivable related payments from an OEM partner, of which $4.6 million was outstanding at year-end, and a $1.0 million decrease due to the renewal of our insurance policy at lower rates to cover potential liabilities under our indemnification obligations to our directors and certain officers partially offset by an increase in $1.4 million related to advanced payments for software development and research agreements. The working capital inflow was further decreased by a $2.7 million decrease in receivable from related party driven by $3.9 million in receipts and $1.2 million of billed activity and a $0.1 million decrease in inventory due to materials consumption. The working capital inflow was partially offset by a $3.6 million decrease in accrued expenses and other liabilities primarily due to decreases in accrued bonuses, accrued taxes, and professional fees associated with our audit.

Net cash used in operating activities of $15.4 million for the three months ended March 31, 2023 was primarily attributable to net loss of $16.2 million as adjusted for stock-based compensation expense of $6.5 million, accretion income from marketable securities of $2.9 million, depreciation and amortization of $1.1 million, a gain on change in fair value of Sponsor Earn-Out Liability of $0.6 million and a $2.5 million working capital outflow. The working capital outflow was primarily driven by a $2.6 million increase in prepaids and other assets primarily due to the renewal of the insurance policy to cover potential liabilities under our indemnification obligations to our directors and certain officers, a $0.4 million increase in receivable from related party driven by activity from the associated JDA, and a $0.1 million increase in inventory due to materials purchases. The working capital outflow was partially offset by a $0.6 million increase in accrued expenses and other liabilities primarily due to increases in accrued bonuses, accrued taxes, and professional fees associated with audit fees.

Investing Activities

Net cash provided by investing activities was $53.2 million for the three months ended March 31, 2024 compared to net cash used in investing activities of $43.1 million for the three months ended March 31, 2023.

Purchases and Maturities of Investments – Net proceeds from investments in marketable debt and equity securities were $60.0 million for the three months ended March 31, 2024 compared to $37.1 million of net purchases of investments in debt and equity securities for the three months ended March 31, 2023.

Capital Spending – Capital expenditures were $6.8 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively, and primarily related to purchases of lab machinery and equipment, lab tools and instruments. We expect capital expenditures for the rest of 2024 to continue to increase compared to 2023 as we continue to invest in the build out of our manufacturing pre-production facilities.

Financing Activities

Net cash provided by financing activities was immaterial for the three months ended March 31, 2024 and March 31, 2023.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of March 31, 2024, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$48,552	$2,197	$50,749
Operating lease obligations(2)	3,457	11,663	15,120
Total	$52,009	$13,860	$65,869

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had a letter of credit issued by a financial institution totaling $0.6 million. The letter of credit relates to deposits the Company is required to maintain under one of its operating lease agreements. We have restricted cash that serves as collateral for this outstanding letter of credit that is included in other assets on our unaudited interim condensed consolidated balance sheet. No amounts have been drawn under the letter of credit.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited interim condensed consolidated financial statements for the three months ended March 31, 2024 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

Critical Accounting Estimates and Judgments

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these unaudited interim condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited interim condensed financial statements, as well as the reported expenses incurred during the reporting periods.

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended March 31, 2024. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the

“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management, with the participation of the principal executive officer and principal financial officer, believes the unaudited interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses

We previously identified material weaknesses, as disclosed in our 2023 Annual Report. The Company did not design and maintain sufficient user access and monitoring controls to ensure appropriate segregation of duties and adequately restrict access to a financial application. As a result, automated and manual business process controls that are dependent on the affected IT general controls were also deemed ineffective, as they could have been adversely affected due to their reliance on information and configurations from the affected IT system. In addition, a management review control associated with the valuation of the Sponsor Earn-Out liabilities did not operate effectively as it did not evaluate a key assumption used in the valuation at an appropriate level of precision.

Further, in the first quarter of 2024, we identified an additional material weakness in a review control because it failed to detect an error in the accounting for forfeitures of Earn-Out Restricted Shares upon a holder’s termination of employment.

The material weaknesses did not result in any material misstatements to our unaudited condensed consolidated financial statements or disclosures in any of the three months ended March 31, 2024 or 2023 included in this Quarterly Report on Form 10-Q, and our management believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows for such periods in accordance with U.S. GAAP.

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

Management’s Remediation Initiatives

We have developed detailed remediation plans, with appropriate executive sponsorship, to specifically address the material weaknesses.

We have taken the following steps towards remediation of the identified material weaknesses and to enhance our internal control over financial reporting:

●	We have hired, and will continue to hire, additional professionally qualified accountants who have the appropriate level of expertise in the areas of accounting, financial reporting, and IT general controls.
●	We are taking steps to enhance the design of existing control activities related to IT environment and implement additional process-level control activities and ensure they are operating effectively.
●	We have restricted, and will continue to restrict access to the financial application to ensure appropriate segregation of duties.
●	We have designed updated processes and controls around change management monitoring to ensure that all changes have sufficient documentation and are reviewed by an authorized person.
●	We have begun to maintain, and will continue to maintain sufficient and appropriate review documentation for the assessment of all key assumptions related to the valuation of Sponsor Earn-Out liabilities.

●	We have added, and will maintain an additional layer of internal review over the accounting of the Earn-Out Restricted Shares’ expense in relation to employees’ terminations and forfeitures.

We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We will continue to work on improvements to our internal controls during 2024 as we assess and evaluate the controls intended to remediate the material weaknesses. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Part I, Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2023, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On January 5, 2024, Jing Nealis (our Chief Financial Officer) terminated a Rule 10b5-1 plan that had been adopted on June 14, 2022 which provided for the sale of a number of shares of Class A common stock sufficient to cover satisfy minimum statutory withholding tax obligations upon vesting of a restricted share award granted on August 16, 2021.

On February 9, 2024, each of Qichao Hu (our Founder, Chairman and Chief Executive Officer), Jing Nealis (our Chief Financial Officer), Hong Gan (our Chief Science Officer),  Kyle Pilkington (our Chief Legal Officer) and Gang “Daniel” Li (our Chief Manufacturing Officer, and collectively with Dr. Hu, Ms. Nealis, Dr. Gan, and Mr. Pilkington, the “Executive Officers”) entered into written stock selling plans in accordance with Rule 10b5-1 (the “Plans”) under the Exchange Act in connection with the sale of shares of Class A common stock underlying RSUs and PSUs granted to Dr. Hu, Ms. Nealis, Dr. Gan, Mr. Pilkington and Mr. Li on February 9, 2024. The Plans provide for the sale of only such number of shares necessary to satisfy minimum statutory withholding tax obligations arising from the vesting of such equity awards (with the RSUs vesting subject to continued service in three equal installments on each anniversary of the grant date, and the PSUs vesting subject to continued service and performance in one installment following a three-year performance period after the grant date), and, thus, the exact number of shares to be sold is unknown. Each Plan expires once all shares are sold to satisfy the applicable Executive Officer’s withholding tax obligations.

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

10.1#

Separation Letter, dated as of January 24, 2024, by and between Rohit Makharia and SES Holdings Pte Ltd (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-39845) filed with the Securities and Exchange Commission on February 27, 2024.

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

Date: May 3, 2024

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)