Form 10-Q
period 2024-06-30
SES AI Corp
filed 2024-07-30
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 25, 2024, there were 313,656,338 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We face significant challenges in developing a Lithium-Metal (“Li-Metal”) battery that can be commercialized for use in electric vehicles (“EVs”), urban air mobility (“UAM”), and other applications, and the pace of development is often unpredictable and subject to delays.
●	We have a history of no revenues and of net losses and expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our internal assumptions may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	Our Li-Metal technology is untested in actual EVs and may ultimately prove unworkable.
●	The market for UAM, and for use of Li-Metal technology in UAM applications, is still emerging and may not achieve the growth potential we expect.
●	If our batteries fail to perform as expected our ability to develop, market and sell our batteries could be harmed.
●	Delays in the pre-manufacturing development of our battery cells could adversely affect our business and prospects.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	If we are unable to integrate our products into EVs manufactured by OEM customers, our results of operations could be impaired.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our Li-Metal batteries at scale depends on our ability to build, operate and staff our facilities successfully.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”) and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new JDAs.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	Our use of artificial intelligence and machine learning may result in legal and regulatory risk.
●	Our business depends substantially on the continuing efforts of our senior executives and other key personnel as well as the ability to attract, train and retain highly skilled employees and key personnel.
●	Developments in alternative technology or other fossil fuel alternatives may adversely affect the demand for our battery products.
●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international scope of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	We have incurred and will continue to incur increased costs related to operating as a public company, and our management will be required to devote substantial additional time to compliance and corporate governance practices.
●	The price of our common stock has been and may continue to be volatile.

●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$54,816	$85,671
Short-term investments	239,939	246,775
Receivable from related party	590	3,911
Inventories	519	558
Prepaid expenses and other assets	14,275	11,712
Total current assets	310,139	348,627
Property and equipment, net	41,236	37,959
Intangible assets, net	1,281	1,345
Right-of-use assets, net	11,123	13,099
Deferred tax assets	1,057	1,057
Other assets, non-current	3,535	4,723
Total assets	$368,371	$406,810
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,363	$4,830
Operating lease liabilities	2,474	2,404
Accrued expenses and other liabilities	9,121	13,121
Total current liabilities	13,958	20,355
Sponsor Earn-Out liabilities	1,880	4,166
Operating lease liabilities, non-current	9,348	11,316
Unearned government grant	9,023	9,270
Other liabilities, non-current	2,589	2,753
Total liabilities	36,798	47,860
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 312,025,684 and 310,266,922 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	35	35
Additional paid-in capital	568,199	559,214
Accumulated deficit	(234,140)	(198,686)
Accumulated other comprehensive loss	(2,521)	(1,613)
Total stockholders' equity	331,573	358,950
Total liabilities and stockholders' equity	$368,371	$406,810

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development	$15,057	$6,347	$26,822	$14,836
General and administrative	9,570	12,924	19,076	26,047
Total operating expenses	24,627	19,271	45,898	40,883
Loss from operations	(24,627)	(19,271)	(45,898)	(40,883)
Other income (expense):
Interest income	3,995	4,129	8,157	8,269
Gain on change in fair value of Sponsor Earn-Out liabilities	1,411	2,926	2,286	3,495
Miscellaneous (expense) income, net	(580)	(405)	294	415
Total other income, net	4,826	6,650	10,737	12,179
Loss before income taxes	(19,801)	(12,621)	(35,161)	(28,704)
Provision for income taxes	(96)	(327)	(293)	(470)
Net loss	(19,897)	(12,948)	(35,454)	(29,174)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(93)	(1,492)	(550)	(1,420)
Unrealized loss on short-term investments	(59)	(721)	(358)	(254)
Total other comprehensive loss, net of tax	(152)	(2,213)	(908)	(1,674)
Total comprehensive loss	$(20,049)	$(15,161)	$(36,362)	$(30,848)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.04)	$(0.11)	$(0.09)

Weighted-average shares outstanding:
Basic and diluted	320,833,854	314,578,498	319,812,287	314,003,663

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2024

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2023	—	$—	354,148,173	$35	$559,214	$(198,686)	$(1,613)	$358,950
Issuance of common stock upon exercise of stock options	—	—	197,127	—	18	—	—	18
Restricted stock units vested	—	—	18,869	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(711,298)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(35,253)	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	4,784	—	—	4,784
Net loss	—	—	—	—	—	(15,557)	—	(15,557)
Unrealized loss on short-term investments	—	—	—	—	—	—	(299)	(299)
Foreign currency translation adjustments	—	—	—	—	—	—	(457)	(457)
Balance — March 31, 2024	—	$—	353,617,618	$35	$563,966	$(214,243)	$(2,369)	$347,389
Issuance of common stock upon exercise of stock options	—	—	746,517	—	110	—	—	110
Restricted stock units vested	—	—	1,653,403	—	(635)	—	—	(635)
Forfeitures of Earn-Out Restricted Shares	—	—	(77,529)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(33,074)	—	(44)	—	—	(44)
Stock-based compensation	—	—	—	—	4,802	—	—	4,802
Net loss	—	—	—	—	—	(19,897)	—	(19,897)
Unrealized loss on short-term investments	—	—	—	—	—	—	(59)	(59)
Foreign currency translation adjustments	—	—	—	—	—	—	(93)	(93)
Balance — June 30, 2024	—	$—	355,906,935	$35	$568,199	$(234,140)	$(2,521)	$331,573

Six Months Ended June 30, 2023

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance — December 31, 2022	—	$—	349,714,840	$35	$538,041	$(145,286)	$(1,251)	$391,539
Issuance of common stock upon exercise of stock options	—	—	94,319	—	13	—	—	13
Restricted stock units vested	—	—	4,727	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(1,904)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,462	—	—	6,462
Net loss	—	—	—	—	—	(16,226)	—	(16,226)
Unrealized gain on short-term investments	—	—	—	—	—	—	467	467
Foreign currency translation adjustments	—	—	—	—	—	—	72	72
Balance — March 31, 2023	—	$—	349,811,982	$35	$544,516	$(161,512)	$(712)	$382,327
Issuance of common stock upon exercise of stock options	—	—	477,443	—	64	—	—	64
Restricted stock units vested	—	—	924,179	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(1,431)	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(237)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,325	—	—	7,325
Net loss	—	—	—	—	—	(12,948)	—	(12,948)
Unrealized loss on short-term investments	—	—	—	—	—	—	(721)	(721)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,492)	(1,492)
Balance — June 30, 2023	—	$—	351,211,936	$35	$551,905	$(174,460)	$(2,925)	$374,555

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities
Net loss	$(35,454)	$(29,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(2,286)	(3,495)
Stock-based compensation	9,586	13,787
Depreciation and amortization	3,666	2,317
Accretion income from available-for-sale short-term investments	(3,889)	(5,851)
Other	(1,478)	(346)
Changes in operating assets and liabilities:
Receivable from related party	3,321	(47)
Inventories	22	63
Prepaid expenses and other assets	(2,548)	(6,602)
Right-of-use assets	1,802	(812)
Accounts payable	(274)	2,332
Accrued expenses and other liabilities	(1,824)	(3,815)
Operating lease liabilities	(1,715)	778
Net cash used in operating activities	(31,071)	(30,865)
Cash Flows From Investing Activities
Purchases of property and equipment	(10,454)	(7,787)
Purchase of short-term investments	(133,999)	(136,011)
Proceeds from the maturities of short-term investments	145,000	120,000
Net cash provided by (used in) investing activities	547	(23,798)
Cash Flows From Financing Activities
Proceeds from stock option exercises	128	77
Net cash provided by financing activities	128	77
Effect of exchange rates on cash	(501)	(595)
Net decrease in cash, cash equivalents and restricted cash	(30,897)	(55,181)
Cash, cash equivalents and restricted cash at beginning of period (Note 4)	86,966	107,936
Cash, cash equivalents and restricted cash at end of period (Note 4)	$56,069	$52,755

Supplemental Cash and Non-Cash Information:
Income taxes paid	$203	$158
Accounts payable and accrued expenses related to purchases of property and equipment	$2,081	$3,877
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,754

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is engaged in the development of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”) and other applications. We were founded in 2012 and our mission is to power a new era of electric transportation on land and in air with Li-Metal batteries. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarters is located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have not yet commenced as of June 30, 2024, and the Company has not derived revenue from its principal business activities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Current Assets
Cash equivalents in money market funds (Note 4)	$48,606	$—	$—	$48,606
U.S. treasury securities	238,658	—	—	238,658
Equity securities(1)	1,281	—	—	1,281
Total current assets at fair value	$288,545	$—	$—	$288,545

Non-current Assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total Assets at fair value	$289,159	$—	$—	$289,159

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$1,880	$1,880
Total liabilities at fair value	$—	$—	$1,880	$1,880

December 31, 2023
Current Assets
Cash equivalents in money market funds (Note 4)	$74,997	$—	$—	$74,997
U.S. treasury securities	246,127	—	—	246,127
Equity securities(1)	648	—	—	648
Total current assets at fair value	$321,772	$—	$—	$321,772

Non-current Assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total Assets at fair value	$322,386	$—	$—	$322,386

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$4,166	$4,166
Total liabilities at fair value	$—	$—	$4,166	$4,166

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

There were no transfers in or out of Level 3 measurements during the three and six months ended June 30, 2024 and 2023.

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

In December 2023, the FASB issued ASU 2023-9, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact this ASU will have when adopted and anticipate this ASU will likely result in inclusion of additional required disclosures in our consolidated financial statements.

Climate-Related Disclosures

In March 2024, the SEC adopted final rules that would require registrants to provide certain climate-related information in their registration statements and annual reports. The new rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The rules also require disclosure of a registrant’s greenhouse gas emissions and certain climate-related financial metrics in their audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending completion of a judicial review that is currently pending in the U.S. Court of Appeals for the Eighth Circuit. We are currently evaluating the impact these rules will have when adopted and anticipate that these rules will likely result in the required additional disclosures being included in our consolidated financial statements.

The Company has reviewed all accounting pronouncements issued during the three months ended June 30, 2024 and concluded that they were either not applicable or not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Note 3.  Partnerships

In December 2020, the Company established a partnership with Hyundai Motor Company (“Hyundai”) when it entered into a joint development agreement (“JDA”) to jointly research and develop Li-Metal battery technology, which concluded in November 2023.  Further, in May 2021, the Company executed another JDA with Hyundai to jointly develop the A-Sample Li-Metal batteries effective August 31, 2021. In March 2024, the Company extended this JDA until December 2025 to develop the B-sample Li-Metal batteries.

In February 2021, the Company established a partnership with GM Global Technology Operations LLC (“GM Technology”), an affiliate of GM Ventures LLC (“GM Ventures”), and General Motors Holdings LLC (“GM Holdings”) (collectively, “General Motors” or “GM”) when it entered into a JDA to jointly research and develop the A-Sample Li-Metal batteries and build-out a prototype manufacturing line for GM Technology. The JDA has an initial term of three years, which can be extended based on mutual agreement.

In December 2021, the Company established a partnership with Honda Motor Company, Ltd. (“Honda”) when it entered into a JDA to jointly R&D the A-Sample Li-Metal batteries, which concluded in June 2023.

In November 2023, the Company entered into a B-Sample JDA with one of our OEM partners for delivery of the B-Sample batteries. The JDA has a term of two and half years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development (related party)	$—	$2,537	$1,217	$4,307
Research and development (non-related party)	577	5,750	2,885	7,166
Total reimbursements to research and development	$577	$8,287	$4,102	$11,473

As of June 30, 2024 and December 31, 2023, $0.5 million and $5.1 million, respectively, were recorded as receivables from non-related party JDAs. Amounts for non-related party receivables are recorded within prepaid expenses and other current assets and deferred income is recorded within accrued expenses and other current liabilities in the unaudited interim condensed consolidated balance sheets.

Note 4.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Cash	$6,210	$10,674
Money market funds	48,606	74,997
Total cash and cash equivalents	54,816	85,671
Restricted cash included in other assets	1,253	1,295
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$56,069	$86,966

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 5.  Short-Term Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of June 30, 2024 and December 31, 2023, which have maturity dates that range from 1 month to 10 months and 1 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three and six months ended June 30, 2024 and 2023.

June 30, 2024		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$238,685	$14	$(41)	$238,658
Total	$238,685	$14	$(41)	$238,658

December 31, 2023		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$245,797	$337	$(7)	$246,127
Total	$245,797	$337	$(7)	$246,127

Note 6.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Employee compensation and related costs	$4,996	$7,022
Construction in process	1,458	3,182
Professional and consulting services	529	1,273
Income taxes payable	347	288
Other	1,791	1,356
Accrued expenses and other current liabilities	$9,121	$13,121

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

As of June 30, 2024 and December 31, 2023, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. These balances are equivalent to $9.0 million and $9.3 million, after translation, respectively, as of June 30, 2024 and December 31, 2023, which is disclosed as a noncurrent liability in the unaudited interim condensed consolidated balance sheets.

Note 8.  Sponsor Earn-Out Liabilities

In connection with the closing of the Business Combination (the “Closing”) on February 3, 2022 (the “Closing Date”), Ivanhoe Capital Acquisition Corp. (“Ivanhoe”), a Cayman Islands exempted company, migrated out of the Cayman Islands and domesticated as a Delaware corporation (the “Domestication”) changed its name to “SES AI Corporation”, and Wormhole Amalgamation Sub Pte. Ltd., a Singapore private company limited by shares and a direct, wholly-owned subsidiary of Ivanhoe (“Amalgamation Sub”), consummated the previously announced Business Combination (the “Business Combination”) pursuant to which, among other things, Amalgamation Sub merged with and into SES Holdings Pte. Ltd., a Singapore private company limited by shares (“Old SES”), with Old SES surviving the Business Combination as a wholly-owned subsidiary of SES.

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

The Sponsor Earn-Out liabilities are measured at estimated fair value using Level 3 inputs in a Monte Carlo simulation valuation model. As of June 30, 2024, the earn-out triggering events were not achieved for any of Tranche 2 through Tranche 5, and as such the Company adjusted the carrying amount of the Sponsor Earn-Out liabilities to its estimated fair value of $1.9 million in the unaudited interim condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance as of December 31, 2023	$4,166
Change in fair value	(2,286)
Balance as of June 30, 2024	$1,880

Balance as of December 31, 2022	$10,961
Change in fair value	(3,495)
Balance as of June 30, 2023	$7,466

Inherent in the valuation model are assumptions related to expected stock price volatility, risk-free interest rate, expected term, and dividend yield. The key inputs used in the Monte Carlo simulation model at their respective measurement dates were as follows:

	June 30, 2024	December 31, 2023
Expected term (in years)	3.1	3.1
Risk free rate	4.41%	4.04%
Expected volatility	85.0%	91.0%
Expected dividends	0%	0%
Stock price	$1.25	$1.83

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and warrants and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 76.3% - 88.3% and 83.8% - 96.2% as of June 30, 2024 and December 31, 2023, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Note 9.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021 and amended in March 2024, the Company is committed to undertake certain research and development activities for the benefit of both itself and its OEM Partner which involve expenditures related to engineering efforts and purchases of related equipment. The Company has a remaining commitment to spend up to $27.5 million under this JDA as of June 30, 2024.

In December 2021, the Company amended the lease agreement for an office space in Woburn, Massachusetts. The amendment includes an obligation for the Company to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term) only if the new tenant does not pay the monthly rental amount and the lessor has provided a notice to collect the relinquishment charges from the Company. As of June 30, 2024, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Note 10.  Stock-Based Compensation

The Company’s stock-based compensation included in its unaudited interim condensed consolidated statements of operations and comprehensive income (loss), net of forfeitures, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$1,616	$2,213	$3,067	$4,060
General and administrative	3,186	5,112	6,519	9,727
Total stock-based compensation	$4,802	$7,325	$9,586	$13,787

The following table summarizes stock-based compensation expense by award type, net of forfeitures:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Earn-Out Restricted Shares	$—	$2,166	$—	$4,301
Restricted Stock Units ("RSUs")	3,604	2,723	6,689	4,684
Performance Stock Units ("PSUs")	700	1,406	1,632	2,732
Restricted Stock Awards ("RSAs")	487	926	978	1,856
Stock options	11	104	287	214
Total	$4,802	$7,325	$9,586	$13,787

Note 11.   Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2024 was (0.4)% and (0.8)%, respectively, compared with (2.0)% and (1.4)% for the three and six months ended June 30, 2023. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of June 30, 2024 and December 31, 2023 and the recording of uncertain tax positions and interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders - basic	$(19,897)	$(12,948)	$(35,454)	$(29,174)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	320,833,854	314,578,498	319,812,287	314,003,663

Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.04)	$(0.11)	$(0.09)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of June 30,
	2024	2023
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	11,634,356	17,717,487
Public warrants	9,199,947	9,199,947

Sponsor Earn-Out Shares	5,520,000	5,520,000
Private warrants	5,013,333	5,013,333
Unvested RSUs	14,687,464	6,205,703
Unvested PSUs	6,159,793	3,748,742
Earn-out Restricted Shares	831,171	1,928,903
Unvested RSAs	454,561	909,142
Total	81,191,603	77,934,235

Note 13.  Related-Party Transactions

As of June 30, 2024 and December 31, 2023, General Motors Company and its affiliates (“GM”) were considered a related party due to their board representation and the board member’s employment position at GM, as well as GM holding more than 5% of the fully diluted outstanding equity securities of SES.  See “Note 3 – Partnerships” for more details about our partnership with GM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2023 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024 (the “2023 Annual Report”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2023 Annual Report. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a pre-commercialization stage company engaged in the development and production of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), which encompasses electric vehicle take-off and landing (“eVTOL”) technology, and other applications. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries to help promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs in order to enable a new era of electric transportation on land and in the air.

SES AI’s mission is to power a new era of electric transportation on land and in the air with Li-Metal batteries. We believe Li-Metal is the “end game” for electric transportation energy storage with its potential for step-change in energy density compared to state-of-the-art Li-ion. Our team has dedicated the past decade to developing a comprehensive and proprietary Li-Metal battery technology platform, including high concentration solvent-in-salt electrolyte, ultra-thin wide format lithium anode, protective anode coating, and novel cell engineering processes that are based on scalable Li-ion manufacturing but address unique Li-Metal challenges. As we build more automotive large capacity Li-Metal cells and generate more data, artificial intelligence (“AI”) becomes an increasingly integral part in material development, battery health monitoring and incident prediction.

There are four pillars to our mission.

1.	Electric Vehicles (EV)

Since our founding, EV has always been our core focus. In 2012, we transitioned away from solid state Li-Metal, so our Li-Metal batteries could operate at room temperature and be manufactured at large scale. In 2015, we received the first strategic investment from General Motors. In 2021, we signed what we believe to be the world’s first automotive A-sample Li-Metal joint development agreements (JDAs) with GM, Hyundai and Honda, all of whom made strategic investments in our company. In 2023, we signed what we believe to be the world’s first automotive B-sample Li-Metal JDA with a major global automaker. In 2024, we extended our JDA agreement with Hyundai to conduct further research and development activities in order to achieve production of B-sample batteries. As of June 30, 2024, we operate three A-sample lines and we are in the process of building two B-sample lines.

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

We believe that B-sample in EV is almost equivalent to commercial production for UAM. We believe that UAM is a perfect fit for Li-Metal and will require little additional development now that we have reached EV B-sample status. UAM frequently operates on a fleet business model where the key business metrics are cost per passenger per mile, with weight being a paramount factor to costs. We believe that the step-change gravimetric energy density that Li-Metal can potentially offer means that an aircraft has the potential to carry twice the number of passengers, or twice the payload for cargo applications, or fly twice the distance, which has the potential to significantly improve the profitability of UAM operators. We are converting one of our EV A-sample lines to be dedicated to UAM cell production by the end of 2024.

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

We are executing several initiatives to improve the environmental sustainability of our business, and to reduce cost and ensure traceability of our Li-Metal battery supply chain. The technological innovations include dry electrode that can significantly reduce our electricity consumption and CO2 and chemical solvent emissions, and recycling of Li-Metal that allows us to build a new supply chain with better traceability and robustness. Recently, we also announced SES Cares, where we power advanced drones with our Li-Metal A-samples and B-samples to collect field data to train Avatar AI, at the same time, partner with operations such as forest fire monitoring and marine animal protection.

Outlook

We believe that 2024 will be a key year in the commercialization of Li-Metal batteries for automotive applications. We continue to focus on EV B-sample JDAs including building and operating B-sample lines, improving cell practical safety and accelerating future roadmap electrolyte development; building and shipping cells to UAM OEM partners; and improving Avatar AI prediction accuracy by deploying Avatar infrastructure and training it across a wide range of data.

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

Results of Operations

Factors Affecting Operating Results

As of June 30, 2024, we have not generated any revenue from sales to customers to date through our one operating segment and have spent $15.6 million and $14.6 million on gross research and development activities during the three months ended June 30, 2024 and 2023, respectively, and $30.9 million and $26.3 million on gross research and development activities during the six months ended June 30, 2024 and 2023, respectively, which is prior to reimbursements received of $0.6 million and $8.3 million during the three months ended June 30, 2024 and 2023, respectively, and $4.1 million and $11.5 million during the six months ended June 30, 2024 and 2023, respectively, from our OEM partners under the JDAs. As a result, we have incurred net losses of $19.9 million and $12.9 million for the three months ended June 30, 2024 and 2023, respectively, and net losses of $35.5 million and $29.2 million for the six months ended June 30, 2024 and 2023, respectively. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$	%
(in thousands)	2024	2023	Change	Change
Research and development	$15,057	$6,347	$8,710	137%
General and administrative	9,570	12,924	(3,354)	(26)%
Total operating expenses	$24,627	$19,271	$5,356	28%

	Six Months Ended June 30,		$	%
(in thousands)	2024	2023	Change	Change
Research and development	$26,822	$14,836	$11,986	81%
General and administrative	19,076	26,047	(6,971)	(27)%
Total operating expenses	$45,898	$40,883	$5,015	12%

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

Research and development expenses for the three months ended June 30, 2024 increased $8.7 million, or 137%, to $15.1 million, compared with $6.3 million for the three months ended June 30, 2023. This increase was primarily driven by a $7.7 million decrease in credits to research and development expenses from decreased billings to our JDA partners for reimbursements due to the timing for finalizing our JDA amendment terms, a $1.6 million increase in personnel costs mainly attributable to our growth in headcount to support our operations, a $0.9 million increase in facility related costs such as rent, utilities and depreciation expenses mainly attributable to the new electrolyte foundry, and a $0.5 million increase in software development expenses due to university research agreements. The resulting higher expenses were partially offset by a $1.6 million decrease in lab equipment and material supplies due to the termination of one of our pre-production facility leases, and a $0.6 million decrease in stock-based compensation attributable to employee departure and the conclusion of the amortization period for the earn-out restricted shares by the third quarter of 2023.

Research and development expenses for the six months ended June 30, 2024 increased $12.0 million, or 81%, to $26.8 million compared with $14.8 million for the six months ended June 30, 2023. This increase was primarily driven by a $7.3 million decrease in credits to research and development expenses from billings for reimbursement from our JDA partners due to the timing for finalizing our JDA amendment terms, a $4.7 million increase in personnel costs mainly attributable to our growth in headcount to support our operations, a $1.8 million increase in facility related costs such as increased rent, utilities and depreciation expenses mainly attributable to the new electrolyte foundry, and a $0.5 million increase in professional services. These increases were partially offset by a $1.3 million decrease in lab equipment and material supplies due to the termination of one of our pre-production facility leases and a $1.0 million decrease in stock-based compensation attributable to employee departure and the conclusion of the amortization period for the earn-out restricted shares by the third quarter of 2023.

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

General and administrative expenses for the three months ended June 30, 2024 decreased $3.4 million, or 26%, to $9.6 million, compared with $12.9 million for the three months ended June 30, 2023. This decrease was primarily driven by a decrease of $1.9 million of stock-based compensation expense that related to the conclusion of the amortization period for the earn-out restricted shares by the third quarter of 2023, and a $0.4 million decrease in insurance expense due to lower premiums incurred to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company.

General and administrative expenses for the six months ended June 30, 2024 decreased $7.0 million, or 27%, to $19.1 million, compared with $26.0 million for the six months ended June 30, 2023. This decrease was primarily driven by a decrease of $3.2 million of stock-based compensation expense that related to the conclusion of the amortization period for the earn-out restricted shares by the third quarter of 2023, a $1.4 million decrease in accounting related expense due to the reduction in audit fees from the prior period resulting from a more efficient reporting process, a $1.0 million decrease in insurance expense due to lower premiums incurred to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company compared to the prior year period, and a $1.0 million decrease in legal expenses primarily due to the higher cost incurred to support compliance as a large accelerated filer in 2023.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three and six months ended June 30, 2024, we had interest income of $4.0 million and $8.2 million, respectively, compared with $4.1 million and $8.3 million for the three and six months ended June 30, 2023, respectively. The $0.1 million decreases from each of the three and six months ended June 30, 2023 to each of the three and six months ended June 30, 2024 were due to lower investment balances primarily arising from cash used in operations.

Change in Fair Value of Earn-Out Liabilities

During the three and six months ended June 30, 2024, we incurred a gain of $1.4 million and $2.3 million, respectively, associated with the change in fair value of the Sponsor Earn-Out liabilities compared with a gain of $2.9 million and $3.5 million, respectively, for the three and six months ended June 30, 2023. With the fair value of the Sponsor Earn-Out liabilities tied to the Company’s stock price, continued volatility in the stock price or changes in the expected term could result in further gains or losses resulting from the change in fair value. Refer to “Note 8 – Sponsor Earn-Out Liabilities” to the unaudited interim condensed consolidated financial statements for additional information.

Miscellaneous Income (Expense), Net

During the three months ended June 30, 2024, we had miscellaneous expense of $0.6 million, compared with miscellaneous expense of $0.4 million for the three months ended June 30, 2023. This $0.2 million increase in miscellaneous expense was an increase in the loss on foreign currency translation offset by an increase in fair value of equity investments.

During the six months ended June 30, 2024, we had miscellaneous income of $0.3 million, compared with miscellaneous income of $0.4 million for the six months ended June 30, 2023. This $0.1 million decrease in miscellaneous income was the result of an increase in the loss on foreign currency translation offset by an increase in fair value of equity investments.

Provision from Income Taxes

The provision for income taxes for the three and six months ended June 30, 2024 increased to $0.1 million and $0.3 million, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, primarily due to local taxes in the foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources

As of June 30, 2024, we had total cash and cash equivalents of $54.8 million and investments in marketable debt and equity securities of $239.9 million. As a pre-commercialization stage research and development company, the net operating losses we have incurred since inception are consistent with our strategy and budget.

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

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(31,071)	$(30,865)
Investing activities	547	(23,798)
Financing activities	128	77
Effect of exchange rate changes on cash	(501)	(595)
Net decrease in cash, cash equivalents and restricted cash	$(30,897)	$(55,181)

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

Net cash used in operating activities of $31.1 million for the six months ended June 30, 2024 was primarily attributable to net loss of $35.5 million, as adjusted for stock-based compensation expense of $9.6 million, accretion income from marketable securities of $3.9 million, depreciation and amortization of $3.7 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $2.3 million, other adjustments to net loss of $1.5 million, and a $1.2 million working capital outflow. The working capital outflow was primarily driven by a $2.5 million increase in prepaids and other assets. The increase in prepaids and other assets was primarily due to advance payments made for equipment purchases pursuant to our JDA agreements and prepaid costs related to software development. Additionally, a $1.8 million decrease in accrued expenses and other liabilities was due to the timing of legal fees and equipment purchases also contributed to the working capital outflow. The outflow was partially offset by a $3.3 million receipt from the related party.

Net cash used in operating activities of $30.9 million for the six months ended June 30, 2023 was primarily attributable to net loss of $29.2 million, as adjusted for stock-based compensation expense of $13.8 million, accretion income from marketable securities of $5.9 million, a gain in change in fair value of Sponsor Earn-Out Liability of $3.5 million, depreciation and amortization of $2.3 million and a $8.1 million working capital outflow. The working capital outflow was primarily driven by a $6.6 million increase in prepaids and other assets, and a $3.8 million decrease in accrued expensed and other liabilities, partially offset by a $2.3 million increase in accounts payable. The increase in prepaids and other assets was primarily due to amounts due from JDA partners, the renewal of an insurance contract to cover potential liabilities under our indemnification obligations to our directors and certain officers, and prepaid costs related to software development. The decrease in accrued expenses and other liabilities was primarily due to the release of deferred liabilities related to JDAs. The increase in accounts payable was primarily due to the extended timing of our payments.

Investing Activities

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $23.8 million for the six months ended June 30, 2023.

Purchases and Maturities of Investments – Net proceeds from investments in marketable debt and equity securities were $11.0 million for the six months ended June 30, 2024, compared to net purchases of investments in marketable debt and equity securities of $16.0 million during the six months ended June 30, 2023.

Capital Spending – Capital expenditures were $10.5 million and $7.8 million for the six months ended June 30, 2024 and 2023, respectively, and primarily related to the timing of purchases of lab machinery and equipment, lab tools and instruments related to our build out of production lines and facilities. We expect capital expenditures for the rest of 2024 to increase compared with the corresponding periods in 2023 as we continue to invest in the build out of our fourth and fifth production lines and research and development facilities.

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024 and 2023.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of June 30, 2024, and the periods in which these obligations are due:

(in thousands)	Short Term	Long Term	Total
Purchase obligations(1)	$39,177	$2,678	$41,855
Operating lease obligations(2)	3,415	11,169	14,584
Total	$42,592	$13,847	$56,439

(1) Purchase obligations include commitments derived from a JDA agreement, outstanding purchase orders, and supplier contracts of lab supplies and equipment.

(2) Operating lease obligations represent the fixed lease payments for the noncancelable lease term, fixed lease payments for optional renewal periods where the Company is reasonably certain the renewal option will be exercised, and variable lease payments that depend on an underlying index or rate in effect at lease commencement.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had a letter of credit issued by a financial institution totaling $0.6 million. The letter of credit relates to deposits the Company is required to maintain for one of its operating lease agreements. We have restricted cash that serves as collateral for this outstanding letter of credit that is included in other assets on our unaudited interim condensed consolidated balance sheet. No amounts have been drawn under the letter of credit.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2024 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

Critical Accounting Estimates and Judgments

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these unaudited interim condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited interim condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended June 30, 2024. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to certain unremediated material weaknesses in our internal control over financial reporting, as discussed in more detail below.

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

Material Weaknesses

We previously identified a material weakness, as disclosed in our 2023 Annual Report. The Company did not design and maintain sufficient user access and monitoring controls to ensure appropriate segregation of duties and adequately restrict access to a financial application. As a result, automated and manual business process controls that are dependent on the affected IT general controls were also deemed ineffective, as they could have been adversely affected due to their reliance on information and configurations from the affected IT system.

Further, as previously disclosed, in the first quarter of 2024 we identified an additional material weakness in a review control because it failed to detect an error in the accounting for forfeitures of Earn-Out Restricted Shares upon a holder’s termination of employment.

The material weaknesses did not result in any material misstatements to our unaudited condensed consolidated financial statements or disclosures in any of the three months ended June 30, 2024 or 2023 included in this Quarterly Report on Form 10-Q, and our management believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows for such periods in accordance with U.S. GAAP.

Management’s Remediation Initiatives

We have developed detailed remediation plans, with appropriate executive sponsorship, to specifically address the material weaknesses. We have taken the following steps towards remediation of the identified material weaknesses and to enhance our internal control over financial reporting:

●	We have hired professionally qualified accountants who have the appropriate level of expertise in the areas of accounting, financial reporting, and IT general controls.
●	We have taken steps to enhance the design of existing control activities related to IT environment and implemented additional process-level control activities.
●	We have restricted, and will continue to restrict, access to the financial application to ensure appropriate segregation of duties.
●	We have designed updated processes and controls around change management monitoring to ensure that all changes have sufficient documentation and are reviewed by an authorized person.
●	We have added, and will continue to maintain, an additional layer of internal review over the accounting of the Earn-Out Restricted Shares’ expense in relation to employees’ terminations and forfeitures.

Remediation of Previously Reported Material Weakness

In response to the Sponsor Earn-Out liabilities material weakness, the Company executed a remediation plan in the first half of 2024. We provided training to our employees, hired new third-party valuation professionals and maintained sufficient and appropriate review documentation for the assessment of all the key assumptions and inputs used in the valuation of Sponsor Earn-Out liabilities. As a result, we have concluded that the material weakness related to valuation of Sponsor Earn-Out liabilities, previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 27, 2024, has been remediated as of June 30, 2024.

We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We will continue to work on improvements to our internal controls during 2024 as we assess and evaluate the controls intended to remediate the material weaknesses. Until the material weaknesses included in the “Material Weaknesses” section above are remediated, we plan to continue to perform analytical procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than the actions taken as described in “Management’s Remediation Initiatives” and “Remediation of Previously Reported Material Weakness” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On May 30, 2024, Jing Nealis (our Chief Financial Officer) adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Nealis’s plan is for the potential sale of up to 870,000 shares of Class A common stock underlying vested stock options with an expiration date of February 10, 2031. The duration of the trading plan is through August 25, 2025, or earlier, upon the completion of all transactions subject to the trading plan.

Except as described above, during the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: July 30, 2024

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)