Form 10-Q
period 2024-09-30
SES AI Corp
filed 2024-11-01
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 28, 2024, there were 316,703,306 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We face significant challenges in developing a Lithium-Metal (“Li-Metal”) battery that can be commercialized for use in electric vehicles (“EVs”), urban air mobility (“UAM”), drones and other applications, and the pace of development is often unpredictable and subject to delays.
●	We have a history of no revenues and of net losses and expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our internal assumptions may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	Our Li-Metal technology is untested in actual EVs and may ultimately prove unworkable.
●	The market for UAM, and for use of Li-Metal technology in UAM applications, is still emerging and may not achieve the growth potential we expect.
●	If our batteries fail to perform as expected our ability to develop, market and sell our batteries could be harmed.
●	Delays in the pre-manufacturing development of our battery cells could adversely affect our business and prospects.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	If we are unable to integrate our products into EVs manufactured by OEM customers, our results of operations could be impaired.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our Li-Metal batteries at scale depends on our ability to build, operate and staff our facilities successfully.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”) and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	Our use of artificial intelligence and machine learning may result in legal and regulatory risk.
●	The market for our AI-based services is still emerging and may not achieve the growth potential we expect.
●	Our business depends substantially on the continuing efforts of our senior executives and other key personnel as well as the ability to attract, train and retain highly skilled employees and key personnel.
●	Developments in alternative technology or other fossil fuel alternatives may adversely affect the demand for our battery products.
●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international scope of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	We have incurred and will continue to incur increased costs related to operating as a public company, and our management will be required to devote substantial additional time to compliance and corporate governance practices.

●	The price of our common stock has been and may continue to be volatile.
●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	Our failure to satisfy certain New York Stock Exchange (“NYSE”) listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock;
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$66,740	$85,671
Short-term investments	206,979	246,775
Receivable from related party	2,563	3,911
Inventories	320	558
Prepaid expenses and other assets	14,893	11,712
Total current assets	291,495	348,627
Property and equipment, net	42,158	37,959
Intangible assets, net	1,249	1,345
Right-of-use assets, net	10,666	13,099
Deferred tax assets	1,057	1,057
Other assets, non-current	3,282	4,723
Total assets	$349,907	$406,810
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,234	$4,830
Operating lease liabilities	2,615	2,404
Accrued expenses and other liabilities	14,283	13,121
Total current liabilities	19,132	20,355
Sponsor Earn-Out liabilities	879	4,166
Operating lease liabilities, non-current	8,413	11,316
Unearned government grant	9,589	9,270
Other liabilities, non-current	2,610	2,753
Total liabilities	40,623	47,860
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 313,733,798 and 310,266,922 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	35	35
Additional paid-in capital	574,922	559,214
Accumulated deficit	(264,326)	(198,686)
Accumulated other comprehensive loss	(1,347)	(1,613)
Total stockholders' equity	309,284	358,950
Total liabilities and stockholders' equity	$349,907	$406,810

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development	$24,438	$8,472	$51,260	$23,308
General and administrative	9,779	10,885	28,855	36,932
Total operating expenses	34,217	19,357	80,115	60,240
Loss from operations	(34,217)	(19,357)	(80,115)	(60,240)
Other income (expense):
Interest income	3,665	4,197	11,822	12,466
Gain on change in fair value of Sponsor Earn-Out liabilities	1,001	1,917	3,287	5,412
Miscellaneous (expense) income, net	(497)	(22)	(203)	393
Total other income, net	4,169	6,092	14,906	18,271
Loss before income taxes	(30,048)	(13,265)	(65,209)	(41,969)
Provision for income taxes	(138)	(208)	(431)	(678)
Net loss	(30,186)	(13,473)	(65,640)	(42,647)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	729	(99)	179	(1,519)
Unrealized gain (loss) on short-term investments	445	242	87	(12)
Total other comprehensive gain (loss), net of tax	1,174	143	266	(1,531)
Total comprehensive loss	$(29,012)	$(13,330)	$(65,374)	$(44,178)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.04)	$(0.20)	$(0.14)

Weighted-average shares outstanding:
Basic and diluted	322,032,894	315,627,263	320,557,892	314,550,810

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2024

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2023	—	$—	354,148,173	$35	$559,214	$(198,686)	$(1,613)	$358,950
Issuance of common stock upon exercise of stock options	—	—	197,127	—	18	—	—	18
Restricted stock units vested	—	—	18,869	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(711,298)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(35,253)	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	4,784	—	—	4,784
Net loss	—	—	—	—	—	(15,557)	—	(15,557)
Unrealized loss on short-term investments	—	—	—	—	—	—	(299)	(299)
Foreign currency translation adjustments	—	—	—	—	—	—	(457)	(457)
Balance — March 31, 2024	—	$—	353,617,618	$35	$563,966	$(214,243)	$(2,369)	$347,389
Issuance of common stock upon exercise of stock options	—	—	746,517	—	110	—	—	110
Restricted stock units vested	—	—	1,653,403	—	(635)	—	—	(635)
Forfeitures of Earn-Out Restricted Shares	—	—	(77,529)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(33,074)	—	(44)	—	—	(44)
Stock-based compensation	—	—	—	—	4,802	—	—	4,802
Net loss	—	—	—	—	—	(19,897)	—	(19,897)
Unrealized loss on short-term investments	—	—	—	—	—	—	(59)	(59)
Foreign currency translation adjustments	—	—	—	—	—	—	(93)	(93)
Balance — June 30, 2024	—	$—	355,906,935	$35	$568,199	$(234,140)	$(2,521)	$331,573
Issuance of common stock upon exercise of stock options	—	—	1,590,419	—	250	—	—	250
Restricted stock units vested	—	—	161,269	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(3,895)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(39,679)	—	(38)	—	—	(38)
Stock-based compensation	—	—	—	—	6,511	—	—	6,511
Net loss	—	—	—	—	—	(30,186)	—	(30,186)
Unrealized gain on short-term investments	—	—	—	—	—	—	445	445
Foreign currency translation adjustments	—	—	—	—	—	—	729	729
Balance — September 30, 2024	—	$—	357,615,049	$35	$574,922	$(264,326)	$(1,347)	$309,284

Nine Months Ended September 30, 2023

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance — December 31, 2022	—	$—	349,714,840	$35	$538,041	$(145,286)	$(1,251)	$391,539
Issuance of common stock upon exercise of stock options	—	—	94,319	—	13	—	—	13
Restricted stock units vested	—	—	4,727	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(1,904)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,462	—	—	6,462
Net loss	—	—	—	—	—	(16,226)	—	(16,226)
Unrealized gain on short-term investments	—	—	—	—	—	—	467	467
Foreign currency translation adjustments	—	—	—	—	—	—	72	72
Balance — March 31, 2023	—	$—	349,811,982	$35	$544,516	$(161,512)	$(712)	$382,327
Issuance of common stock upon exercise of stock options	—	—	477,443	—	64	—	—	64
Restricted stock units vested	—	—	924,179	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(1,431)	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(237)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,325	—	—	7,325
Net loss	—	—	—	—	—	(12,948)	—	(12,948)
Unrealized loss on short-term investments	—	—	—	—	—	—	(721)	(721)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,492)	(1,492)
Balance — June 30, 2023	—	$—	351,211,936	$35	$551,905	$(174,460)	$(2,925)	$374,555
Issuance of common stock upon exercise of stock options	—	—	715,939	—	80	—	—	80
Restricted stock units vested	—	—	103,167	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(3,708)	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(306,526)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,418	—	—	2,418
Net loss	—	—	—	—	—	(13,473)	—	(13,473)
Unrealized gain from investments	—	—	—	—	—	—	242	242
Foreign currency translation adjustments	—	—	—	—	—	—	(99)	(99)
Balance — September 30, 2023	—	$—	351,720,808	$35	$554,403	$(187,933)	$(2,782)	$363,723

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities
Net loss	$(65,640)	$(42,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(3,287)	(5,412)
Stock-based compensation	16,097	16,205
Depreciation and amortization	5,893	3,928
Accretion income from available-for-sale short-term investments	(5,988)	(8,608)
Other	(997)	(511)
Changes in operating assets and liabilities:
Receivable from related party	1,348	(98)
Inventories	237	(243)
Prepaid expenses and other assets	(3,674)	(3,336)
Right-of-use assets	2,395	(288)
Accounts payable	(354)	625
Accrued expenses and other liabilities	2,823	(3,442)
Operating lease liabilities	(2,647)	(66)
Net cash used in operating activities	(53,794)	(43,893)
Cash Flows From Investing Activities
Purchases of property and equipment	(11,973)	(12,281)
Purchase of short-term investments	(188,873)	(180,051)
Proceeds from the maturities of short-term investments	235,000	180,000
Net cash provided by (used in) investing activities	34,154	(12,332)
Cash Flows From Financing Activities
Proceeds from stock option exercises	378	157
Net cash provided by financing activities	378	157
Effect of exchange rates on cash	(291)	(664)
Net decrease in cash, cash equivalents and restricted cash	(19,553)	(56,732)
Cash, cash equivalents and restricted cash at beginning of period (Note 4)	86,966	107,936
Cash, cash equivalents and restricted cash at end of period (Note 4)	$67,413	$51,204

Supplemental Cash and Non-Cash Information:
Income taxes paid	$260	$169
Accounts payable and accrued expenses related to purchases of property and equipment	$2,438	$4,384
Operating lease liabilities arising from obtaining right-of-use assets	$12	$1,751

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is engaged in the development of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), drones and other applications. We were founded in 2012 and our mission is to power a new era of electric transportation on land and in air with Li-Metal batteries. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarters is located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have not yet commenced as of September 30, 2024, and the Company has not derived revenue from its principal business activities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

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

Out-of-Period Adjustment

During the quarter ended September 30, 2023, an expense of $2.0 million related to Earn-Out Restricted Shares was erroneously reversed upon a former employee’s departure. This misstatement resulted in an understatement of research and development expense by $2.0 million for both the three- and nine-month periods ended September 30, 2023, as well as an understatement of additional paid-in capital as of September 30, 2023, by the same amount. The Company corrected this misstatement during the quarter ended September 30, 2024, which resulted in a $2.0 million overstatement of research and development expense for the three- and nine-month periods ended September 30, 2024, with a corresponding impact on equity. In accordance with ASC 250 – Accounting Changes and Error Corrections, the Company evaluated the materiality of the misstatement from both quantitative and qualitative perspectives for the prior period errors and concluded that it was immaterial to both the prior period and the current period.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Current Assets
Cash equivalents in money market funds (Note 4)	$62,687	$—	$—	$62,687
U.S. treasury securities	206,074	—	—	206,074
Equity securities(1)	905	—	—	905
Total current assets at fair value	$269,666	$—	$—	$269,666

Non-current Assets
Restricted cash in money market funds	$—	$—	$—	$—
Total non-current assets at fair value	$—	$—	$—	$—
Total Assets at fair value	$269,666	$—	$—	$269,666

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$879	$879
Total liabilities at fair value	$—	$—	$879	$879

December 31, 2023
Current Assets
Cash equivalents in money market funds (Note 4)	$74,997	$—	$—	$74,997
U.S. treasury securities	246,127	—	—	246,127
Equity securities(1)	648	—	—	648
Total current assets at fair value	$321,772	$—	$—	$321,772

Non-current Assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total Assets at fair value	$322,386	$—	$—	$322,386

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$4,166	$4,166
Total liabilities at fair value	$—	$—	$4,166	$4,166

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

There were no transfers in or out of Level 3 measurements during the three and nine months ended September 30, 2024 and 2023.

Recently Issued Accounting Pronouncements

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

The Company has reviewed all accounting pronouncements issued during the three months ended September 30, 2024 and concluded that they were either not applicable or not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

In February 2021, the Company established a partnership with GM Global Technology Operations LLC (“GM Technology”), an affiliate of GM Ventures LLC (“GM Ventures”), and General Motors Holdings LLC (“GM Holdings”) (collectively, “General Motors” or “GM”) when it entered into a JDA to jointly research and develop the A-Sample Li-Metal batteries and build-out a prototype manufacturing line for GM Technology. The JDA concluded on September 30, 2024.

In December 2021, the Company established a partnership with Honda Motor Company, Ltd. (“Honda”) when it entered into a JDA to jointly research and develop the A-Sample Li-Metal batteries, which concluded in June 2023.

In November 2023, the Company entered into a B-Sample JDA with one of our OEM partners for delivery of the B-Sample batteries. The JDA has a term of two and half years.

Under the terms of certain JDAs, the Company will fund research and development activities and expenditures related to the buildout of pilot manufacturing lines and the JDA partner will be required to refund such expenses to the Company, regardless of the results of the research and development activities. The following table summarizes the expenses incurred by the Company that were recorded as a credit to research and development expense in the unaudited interim condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development (related party)	$1,973	$2,511	$3,190	$6,818
Research and development (non-related party)	2,500	414	5,385	7,580
Total reimbursements to research and development	$4,473	$2,925	$8,575	$14,398

As of September 30, 2024 and December 31, 2023, $2.6 million and $3.9 million, respectively, were outstanding as a receivable from related party as disclosed in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, $3.0 million and $5.1 million, respectively, were recorded as receivables from non-related party JDAs. Amounts for non-related party receivables are recorded within prepaid expenses and other current assets and deferred income is recorded within accrued expenses and other current liabilities in the unaudited interim condensed consolidated balance sheets.

Note 4.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Cash	$4,053	$10,674
Money market funds	62,687	74,997
Total cash and cash equivalents	66,740	85,671
Restricted cash included in non-current other assets	673	1,295
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$67,413	$86,966

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 5.  Short-Term Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of September 30, 2024 and December 31, 2023, which have maturity dates that range from 1 month to 11 months and 1 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three and nine months ended September 30, 2024 and 2023.

September 30, 2024		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$205,658	$416	$—	$206,074
Total	$205,658	$416	$—	$206,074

December 31, 2023		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$245,797	$337	$(7)	$246,127
Total	$245,797	$337	$(7)	$246,127

Note 6.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Employee compensation and related costs	$6,115	$7,022
Construction in process	5,075	3,182
Professional and consulting services	1,551	1,273
Income taxes payable	427	288
Other	1,115	1,356
Accrued expenses and other current liabilities	$14,283	$13,121

Note 7.  Government Grant

In December 2022, the Company was awarded a grant (the “Grant”) from certain Korean government agencies. The incentives received under the Grant, which is in the form of cash, can be used for facilities related expenses and the purchase of property and equipment. The Company is required to adhere to the following conditions attached to the incentives, which include purchase of a government grant guarantee insurance policy, required minimum investments into specified spending categories and the creation of a minimum amount of permanent full-time jobs in a certain geographical location over the next five years, with the option to extend to 10 years by remaining in a certain geographical location. If subsequently it was determined that we were in non-compliance with the Grant conditions, we could be required to pay the Grant in its entirety with interest. The Company has yet to fulfill the required minimum investment, and the compliance with this condition will continue to be monitored over the remaining grant period.

As of September 30, 2024 and December 31, 2023, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. These balances are equivalent to $9.6 million and $9.3 million, after translation, respectively, as of September 30, 2024 and December 31, 2023, which is disclosed as a noncurrent liability in the unaudited interim condensed consolidated balance sheets.

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

The Sponsor Earn-Out liabilities are measured at estimated fair value using Level 3 inputs in a Monte Carlo simulation valuation model. As of September 30, 2024, the earn-out triggering events were not achieved for any of Tranche 2 through Tranche 5, and as such the Company adjusted the carrying amount of the Sponsor Earn-Out liabilities to its estimated fair value of $0.9 million in the unaudited interim condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance as of December 31, 2023	$4,166
Change in fair value	(3,287)
Balance as of September 30, 2024	$879

Balance as of December 31, 2022	$10,961
Change in fair value	(5,412)
Balance as of September 30, 2023	$5,549

Inherent in the valuation model are assumptions related to expected stock price volatility, risk-free interest rate, expected term, and dividend yield. The key inputs used in the Monte Carlo simulation model at their respective measurement dates were as follows:

	September 30, 2024	December 31, 2023
Expected term (in years)	3.7	3.1
Risk free rate	3.55%	4.04%
Expected volatility	90.0%	91.0%
Expected dividends	0%	0%
Stock price	$0.64	$1.83

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and warrants and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 77.6% - 124.5% and 83.8% - 96.2% as of September 30, 2024 and December 31, 2023, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Note 9.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021 and amended in March 2024, the Company is committed to undertake certain research and development activities for the benefit of both itself and its OEM Partner which involve expenditures related to engineering efforts and purchases of related equipment. The Company has a remaining commitment to spend up to $24.3 million under this JDA as of September 30, 2024.

In December 2021, the Company amended the lease agreement for an office space in Woburn, Massachusetts. The amendment includes an obligation for the Company to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term) only if the new tenant does not pay the monthly rental amount and the lessor has provided a notice to collect the relinquishment charges from the Company. As of September 30, 2024, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Note 10.  Stock-Based Compensation

The Company’s stock-based compensation included in its unaudited interim condensed consolidated statements of operations and comprehensive income (loss), net of forfeitures, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$3,493	$(1,437)	$6,560	$2,623
General and administrative	3,018	3,855	9,537	13,582
Total stock-based compensation	$6,511	$2,418	$16,097	$16,205

The following table summarizes stock-based compensation expense by award type, net of forfeitures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Earn-Out Restricted Shares	$1,997	$(1,597)	$1,997	$2,704
Restricted Stock Units ("RSUs")	3,404	2,393	10,093	7,077
Performance Stock Units ("PSUs")	582	739	2,214	3,471
Restricted Stock Awards ("RSAs")	486	782	1,464	2,638
Stock options	42	101	329	315
Total	$6,511	$2,418	$16,097	$16,205

Note 11.   Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was (0.5)% and (0.6)%, respectively, compared with (1.5)% and (1.4)% for the three and nine months ended September 30, 2023. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of September 30, 2024 and December 31, 2023 and the recording of uncertain tax positions and interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders - basic	$(30,186)	$(13,473)	$(65,640)	$(42,647)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	322,032,894	315,627,263	320,557,892	314,550,810

Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.04)	$(0.20)	$(0.14)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of September 30,
	2024	2023
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	10,042,526	16,032,057
Public warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000

Private warrants	5,013,333	5,013,333
Unvested RSUs	14,528,463	6,350,199
Unvested PSUs	6,159,793	3,364,810
Earn-Out Restricted Shares	827,276	1,622,377
Unvested RSAs	351,198	753,038
Total	79,333,514	75,546,739

Note 13.  Related-Party Transactions

As of September 30, 2024 and December 31, 2023, General Motors Company and its affiliates (“GM”) were considered a related party due to their board representation and the board member’s employment position at GM, as well as GM holding more than 5% of the fully diluted outstanding equity securities of SES.  See “Note 3 – Partnerships” for more details about our partnership with GM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2023 and the related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024 (the “2023 Annual Report”). This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2023 Annual Report. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a leading developer and producer of high-performance, Lithium-Metal (“Li-Metal”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), drones and other applications. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries to help promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs in order to enable a new era of electric transportation on land and in the air. We are seeking to accelerate our pace of innovation by utilizing artificial intelligence (“AI”) across the spectrum of our business, from engineering and manufacturing to battery health and safety monitoring.

SES’s mission is to power a new era of electric transportation on land and in the air with Li-Metal batteries. We believe Li-Metal is the “end game” for electric transportation energy storage with its potential for step-change in energy density compared to state-of-the-art Li-ion. Our team has dedicated the past decade to developing a comprehensive and proprietary Li-Metal battery technology platform, including high concentration solvent-in-salt electrolyte, ultra-thin wide format lithium anode, protective anode coating, and novel cell engineering processes that are based on scalable Li-ion manufacturing but address unique Li-Metal challenges. As we build more automotive large capacity Li-Metal cells and generate more data, AI becomes an increasingly integral part in material development, battery health monitoring and incident prediction. We believe that our AI for Science has the potential to accelerate our pipeline material discovery by mapping the vast universe of small molecules, with the goal to improve battery performance and safety. Our AI for Safety is designed to monitor battery state-of-health and predict incidents more accurately than conventional battery management system. Our AI for Manufacturing uses machine learning to help define and fine-tune quality specifications based on manufacturing process data.

There are four pillars to our mission.

1.	Electric Vehicles (EV)

Since our founding, EV has always been our core focus. In 2012, we transitioned away from solid state Li-Metal, so our Li-Metal batteries could operate at room temperature and be manufactured at large scale. In 2015, we received the first strategic investment from General Motors. In 2021, we signed what we believe to be the world’s first automotive A-sample Li-Metal joint development agreements (JDAs) with GM, Hyundai and Honda, all of whom made strategic investments in our company. In 2023, we signed what we believe to be the world’s first automotive B-sample Li-Metal JDA with a major global automaker. In 2024, we extended our JDA agreement with Hyundai to conduct further development activities in order to achieve production of B-sample batteries. As of September 30, 2024, we are on track to build the B-sample line at our original equipment manufacturer (OEM) partner’s facility in South Korea.

We have made significant progress in large 50Ah and 100Ah automotive Li-Metal cell manufacturing. We have addressed key manufacturing challenges in ultra-thin wide format lithium anode, powder and metal bur issues in lithium anode punching, high concentration electrolyte scale-up, and other quality and safety related issues in automotive large Li-Metal cell manufacturing. We have performed in-house testing on these 50Ah and 100Ah Li-Metal A-sample cells and shared testing data with our JDA OEM partners, as well as shipped these A-sample cells to other third parties and OEMs for their further performance and safety testing.

2.	Urban Air Mobility (UAM)

We believe that B-sample in EV is almost equivalent to commercial production for UAM. We believe that UAM is a perfect fit for Li-Metal and will require little additional development now that we have reached EV B-sample status. UAM frequently operates on a fleet business model where the key business metrics are cost per passenger per mile, with weight being a paramount factor to costs. We believe that the step-change gravimetric energy density that Li-Metal can potentially offer means that an aircraft has the potential to carry twice the number of passengers, or twice the payload for cargo applications, or fly twice the distance, which has the potential to significantly improve the profitability of UAM operators. We have converted two of our EV A-sample lines to be dedicated to UAM cell production.

3.	Artificial Intelligence (AI)

We started our AI programs out of necessity, due to the need to provide a high level of safety in the field and the need to further accelerate our future roadmap for material development. Our AI programs fall under three major categories:

AI for Safety - We seek to provide a high level of safety in the field and we are leveraging our automotive 50Ah and 100Ah cell production volume and quality data to train our AI for Safety. Our AI for Safety prediction accuracy increased from less than 60% in 2022 to 95% in 2024, meeting the target we set at the start of the year. Our ultimate goal is to be able to reach near 100% safety in the field, which we believe will be paramount to both EV and UAM OEMs.

AI for Manufacturing – The traditional approach to optimizing cell design and process and improving manufacturing quality is through human experience, where the human engineers define and optimize quality specifications, which typically is a very lengthy process. We believe our AI for Manufacturing can accelerate this timeline significantly. AI for Manufacturing uses machine learning to help define and fine-turn quality specifications based on manufacturing process data.

AI for Science - We are also developing new AI models designed to screen a vast universe of small molecules for potential electrolyte solvent candidates. We have also built an electrolyte foundry designed to provide high throughput synthesis and testing of these materials.

4.	Sustainability

We are executing several initiatives designed to improve the environmental sustainability of our business, and to help reduce cost and provide enhanced traceability of our Li-Metal battery supply chain. The technological innovations include dry electrode that can significantly reduce our electricity consumption and CO2 and chemical solvent emissions. Recently, we also announced SES Cares, where we power advanced drones with our Li-Metal A-samples and B-samples to collect field data to train Avatar AI, at the same time, partner with operations such as forest fire monitoring and marine animal protection.

Outlook

We continue to focus on EV B-sample, including building and operating a B-sample line, improving Li-Metal cell practical safety and accelerating future roadmap electrolyte development; manufacturing and shipping Li-Metal cells to UAM OEM partners; improving Avatar AI prediction accuracy by deploying Avatar infrastructure and training it across a wide range of data, and applying AI for Science to solve various Li-Metal and Li-ion electrolyte challenges.

Results of Operations

Factors Affecting Operating Results

As of September 30, 2024, we have not generated any revenue from sales to customers to date through our one operating segment and have spent $28.9 million and $11.4 million on gross research and development activities during the three months ended September 30, 2024 and 2023, respectively, and $59.9 million and $37.7 million on gross research and development activities during the nine months ended September 30, 2024 and 2023, respectively, which is prior to reimbursements of $4.5 million and $2.9 million during the three months ended September 30, 2024 and 2023, respectively, and $8.6 million and $14.4 million during the nine months ended September 30, 2024 and 2023, respectively, from our OEM partners under the JDAs. As a result, we have incurred net losses of $30.2 million and $13.5 million for the three months ended September 30, 2024 and 2023, respectively, and net losses of $65.6 million and $42.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$	%
(in thousands)	2024	2023	Change	Change
Research and development	$24,438	$8,472	$15,966	188%
General and administrative	9,779	10,885	(1,106)	(10)%
Total operating expenses	$34,217	$19,357	$14,860	77%

	Nine Months Ended September 30,		$	%
(in thousands)	2024	2023	Change	Change
Research and development	$51,260	$23,308	$27,952	120%
General and administrative	28,855	36,932	(8,077)	(22)%
Total operating expenses	$80,115	$60,240	$19,875	33%

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

Research and development expenses for the three months ended September 30, 2024 increased $16.0 million, or 188%, to $24.4 million, compared with $8.5 million for the three months ended September 30, 2023. This increase was primarily driven by a $10.7 million increase due to the purchase of equipment as part of our commitment under one of our JDA agreements, a $4.9 million increase in stock-based compensation mainly attributable to an out-of-period adjustment that was recorded in the three months ended September 30, 2024 to correct an error in the Earn-Out Restricted Share expense for the three months ended September 30, 2023, and a $1.5 million increase in personnel costs mainly attributable to our growth in headcount to support our operations. These increased expenses were partially offset by a $1.6 million increase in reimbursements from our JDA partners.

Research and development expenses for the nine months ended September 30, 2024 increased $28.0 million, or 120%, to $51.3 million compared with $23.3 million for the nine months ended September 30, 2023. This increase was primarily driven by a $10.7 million increase due to the purchase of equipment as part of our commitment under one of our JDA agreements, a $6.0 million increase in personnel costs mainly attributable to our growth in headcount to support our operations, a $5.8 million decrease in reimbursements from billings from our JDA partners, a $3.9 million increase in stock-based compensation mainly attributable to an out-of-period adjustment was recorded in the nine months ended September 30, 2024 to correct an error in the Earn-Out Restricted Share expense for the nine months ended September 30, 2023, a $2.7 million increase in facility related costs including increased rent and utilities, and depreciation expenses mainly attributable to the new electrolyte foundry that was put into use in the first quarter of 2024, a $0.6 million increase in software development costs due to our increased focus on AI, and a $0.5 million increase in other operating expenses. These increases were partially offset by a $2.4 million decrease in purchases of battery materials and lab supplies as JDA activities began winding down during this period.

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

General and administrative expenses for the three months ended September 30, 2024 decreased $1.1 million, or 10%, to $9.8 million, compared with $10.9 million for the three months ended September 30, 2023. This decrease was primarily driven by a decrease of $0.8 million of stock-based compensation expense that related to the conclusion of the amortization period for the Earn-Out Restricted Shares by the third quarter of 2023 and decreased headcount, and a $0.3 million decrease in insurance expense due to lower premiums incurred to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company.

General and administrative expenses for the nine months ended September 30, 2024 decreased $8.1 million, or 22%, to $28.9 million, compared with $36.9 million for the nine months ended September 30, 2023. This decrease was primarily driven by a decrease of $4.0 million of stock-based compensation expense that related to the conclusion of the amortization period for the Earn-Out Restricted Shares by the third quarter of 2023 and lower stock-based compensation expense following an executive officer’s departure in January 2024, a $1.9 million decrease in accounting related expense due to the reduction in audit fees from the prior period resulting from a more efficient reporting process, a $1.4 million decrease in insurance expense due to lower premiums incurred to cover potential liabilities under our indemnification obligations to our directors and certain officers of the Company compared to the prior year period, and a $0.5 million decrease in legal expenses which were higher in 2023 primarily to support our annual compliance as a large accelerated filer.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three and nine months ended September 30, 2024, we had interest income of $3.7 million and $11.8 million, respectively, compared with $4.2 million and $12.5 million for the three and nine months ended September 30, 2023, respectively. The $0.5 million and $0.7 million decreases from each of the three and nine months ended September 30, 2023 to each of the three and nine months ended September 30, 2024 were due to lower investment balances primarily arising from cash used in operations.

Change in Fair Value of Earn-Out Liabilities

During the three and nine months ended September 30, 2024, we incurred a gain of $1.0 million and $3.3 million, respectively, associated with the change in fair value of the Sponsor Earn-Out liabilities compared with a gain of $1.9 million and $5.4 million, respectively, for the three and nine months ended September 30, 2023. With the fair value of the Sponsor Earn-Out liabilities tied to the Company’s stock price, continued volatility in the stock price or changes in the expected term could result in further gains or losses resulting from the change in fair value. Refer to “Note 8 – Sponsor Earn-Out Liabilities” to the unaudited interim condensed consolidated financial statements for additional information.

Miscellaneous Income (Expense), Net

During the three months ended September 30, 2024, we had miscellaneous expense of $0.5 million, compared with less than $0.1 million miscellaneous expense for the three months ended September 30, 2023. This $0.5 million increase in miscellaneous expense was due to a decline in the fair value of our investment in publicly traded companies.

During the nine months ended September 30, 2024, we had miscellaneous expense of $0.2 million, compared with miscellaneous income of $0.4 million for the nine months ended September 30, 2023. This $0.6 million decrease was the result of an increase in the loss on foreign currency translation offset by an increase in the fair value of our investment in publicly traded companies.

Provision from Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2024 decreased to $0.1 million and $0.4 million, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, primarily due to local taxes in the foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources

As of September 30, 2024, we had total cash and cash equivalents of $66.7 million and investments in marketable debt and equity securities of $207.0 million. As a pre-commercialization stage research and development company, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. To date, we have funded our operations through a combination of proceeds from the Business Combination private investments in public entity and prior funding received through the sales of our redeemable convertible preferred stock. These funds are expected to finance our principal sources of liquidity and ongoing costs, such as research and development relating to our Li-Metal batteries and costs associated with AI initiatives. In the future, if we are not able to fund our operations from cash flows generated from anticipated product sales or service revenues, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales.

We believe that our cash on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of filing this Quarterly Report on Form 10-Q, and also sufficient to fund us to commercialization. However, additional funding may be required for a variety of reasons, including delays in expected development of our Li-Metal battery cells. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(53,794)	$(43,893)
Investing activities	34,154	(12,332)
Financing activities	378	157
Effect of exchange rate changes on cash	(291)	(664)
Net decrease in cash, cash equivalents and restricted cash	$(19,553)	$(56,732)

Operating Activities

Our cash flows used in operating activities to date have primarily comprised research and development and general and administrative activities as discussed above.

Net cash used in operating activities of $53.8 million for the nine months ended September 30, 2024 was primarily attributable to net loss of $65.6 million, as adjusted for stock-based compensation expense of $16.1 million, accretion income from marketable securities of $6.0 million, depreciation and amortization of $5.9 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $3.3 million, other adjustments to net loss of $1.0 million, and a $0.1 million working capital inflow. The working capital inflow was primarily driven by a $2.8 million increase in accrued expenses and other liabilities, including due to the timing of payments for legal fees and equipment purchases, and a $1.3 million receipt for reimbursements of our expenses from a JDA partner. The working capital inflow was partially offset by a $3.7 million increase in prepaids and other assets. The increase in prepaids and other assets was primarily due to advance payments made for equipment purchases pursuant to our JDA agreements and prepaid costs related to software development. Additionally, the $0.4 million decrease in accounts payable was due to the timing of vendor payments, which also offset the working capital inflow.

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

Investing Activities

Net cash provided by investing activities was $34.2 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $12.3 million for the nine months ended September 30, 2023.

Purchases and Maturities of Investments – Net proceeds from investments in marketable debt and equity securities were $46.1 million for the nine months ended September 30, 2024, compared to net purchases of investments in marketable debt and equity securities of $0.1 million during the nine months ended September 30, 2023.

Capital Spending – Capital expenditures were $12.0 million and $12.3 million for the nine months ended September 30, 2024 and 2023, respectively, and primarily related to the timing of purchases of lab machinery and equipment, lab tools and instruments related to our build out of production lines and facilities. We expect capital expenditures for the fourth quarter of 2024 to decrease compared with the corresponding periods in 2023 due to our having higher capital expenditure for the build out of new facilities in the prior year.

Financing Activities

Net cash provided by financing activities was $0.4 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively, due to an increase in receipts for option exercises of $0.2 million.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of September 30, 2024, and the periods in which these obligations are due:

(in thousands)	Short Term	Long Term	Total
Purchase obligations(1)	$34,566	$1,302	$35,868
Operating lease obligations(2)	3,453	9,918	13,371
Total	$38,019	$11,220	$49,239

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

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2024 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended September 30, 2024. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Remediation of Previously Reported Material Weaknesses

We previously identified a material weakness, as disclosed in our 2023 Annual Report, the Company did not design and maintain sufficient user access and monitoring controls to ensure appropriate segregation of duties and adequately restrict access to a financial application. As a result, automated and manual business process controls that are dependent on the affected IT general controls were also deemed ineffective, as they could have been adversely affected due to their reliance on information and configurations from the affected IT system.

Further, in the first quarter of 2024 we identified an additional material weakness in a review control because we failed to detect an error in the accounting for forfeitures of Earn-Out Restricted Shares upon a holder’s termination of employment.

In response to the above material weaknesses, the Company executed a remediation plan in 2024. The remediation actions taken were as follows:

●	We have hired professionally qualified personnel who have the appropriate level of expertise in the areas of accounting, financial reporting, and IT general controls.
●	We have taken steps to enhance the design of existing control activities related to IT environment and implemented additional process-level control activities.
●	We have restricted, and will continue to restrict, access to the financial application to ensure appropriate segregation of duties.
●	We have designed updated processes and controls around change management monitoring to ensure that all changes have sufficient documentation and are reviewed by an authorized person.
●	We have added, and will continue to maintain, an additional layer of internal review over the accounting of the Earn-Out Restricted Shares’ expense in relation to employees’ terminations and forfeitures.

As a result, we have concluded that the material weaknesses related to IT application, user access and monitoring controls, previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 27, 2024, and accounting for forfeitures of Earn-Out Restricted Shares upon a holder’s termination of employment, previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on May 3, 2024, have been remediated as of September 30, 2024.

Changes in Internal Control over Financial Reporting

Other than the actions taken as described in “Remediation of Previously Reported Material Weaknesses” above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business and Technology

We have pursued and may continue to pursue JDAs and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.

We have entered into strategic alliances and may in the future enter into additional strategic alliances. For example, we previously had a JDA with GM, and have entered into JDAs with Hyundai and Honda, which expire at different points in time. For more information, including the expiration dates of these current agreements, see Note 3 to our consolidated financial statements. We expect to form other strategic joint ventures in the future to support our supply chain as well as the build out of manufacturing facilities aimed at the commercialization of our batteries, whether with these existing OEMs or new OEMs, which could take various forms, such as service contracts in substitution of JDAs.

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

Further, there is risk of potential disputes with any partners with whom we collaborate, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us. Our ability to build a premium brand successfully could also be adversely affected by perceptions about the quality of our partners’ products. In addition, because we rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. Finally, we may not be successful in signing into new JDAs or other strategic alliances in the future, whether with new OEM partners or with existing OEM partners with whom we want to continue our relationships. Any of the foregoing could adversely affect our business, financial condition, operating results and prospects.

Delays in the pre-manufacturing development of our battery cells could adversely affect our business and prospects.

We have entered into JDAs with major OEMs to jointly develop Li-Metal batteries, with the expectation that such development will culminate in the widespread use of our technology in future EVs with these major OEMs, and eventually with other large OEMs. For more information, see Note 3 to our consolidated financial statements. We may also determine to substitute our JDAs with other types of strategic alliances, such as service contracts. However, as we are still in the developmental stages with each of these OEMs, we do not currently have existing arrangements to produce our Li-Metal cells for their vehicles, and production-ready models of our batteries will not be available until sufficiently tested and approved for inclusion in future OEMs’ EVs. Each time we produce a battery with a higher output, the product must undergo extensive pre-manufacturing development and testing. Anything that delays the consistent development and testing of pre-manufacturing battery cells samples at increasingly higher outputs, such as technology or engineering issues, could alter our prospects and adversely affect our business.

The market for our AI-based services is still emerging, and our AI programs may not achieve the growth potential we expect.

We are seeking to accelerate our pace of innovation by utilizing AI across the spectrum of our business, from engineering and manufacturing; to battery health and safety monitoring. Our AI programs fall under three major categories, namely, AI for Safety, AI for Manufacturing and AI for Science. AI and the application of AI to battery development is a new and emerging field, characterized by rapidly changing technology and evolving government regulations and industry standards and presents additional risks, costs, and challenges, including those discussed in these risk factors. Our ability to derive revenue from providing AI-based services will depend on the growth and acceptance of these AI-based programs generally, and our ability to successfully develop and train AI models for use in these programs. In addition, developing AI-based models requires significant computing power, which can require significant capital expenditures and may be difficult to procure. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers.

Risks Relating to Our Common Stock and Warrants

Our failure to satisfy certain NYSE listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock.

On September 26, 2024, we received a written notice (the “Notice”) from the New York Stock Exchange (“NYSE”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have a period of six months following receipt of the Notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. We can regain compliance with the average closing price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00, and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period (the “NYSE Listing Requirement”). The Notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our Class A common stock on the NYSE, which continues to trade under the symbol “SES.” However, as of September 30, 2024, we did not meet the NYSE Listing Requirement, and we may not meet that requirement before the end of the cure period.

We continue to actively monitor the closing bid price of shares of our Class A common stock and assess available options to regain compliance with Section 802.01C. The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our Class A common stock. Additionally, if the NYSE ultimately delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, which could severely diminish or eliminate the value of an investment in our Class A common stock, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 31, 2024

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)