Form 10-K
period 2024-12-31
SES AI Corp
filed 2025-02-28
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $392.0 million, calculated by using the closing price of the registrant’s Class A common stock on such date on the New York Stock Exchange of $1.25.

As of February 25, 2025, there were 320,778,608 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We face significant challenges in developing a Lithium-Metal (“Li-Metal”) battery that can be commercialized for use in electric vehicles (“EVs”) and other applications, and the pace of development is often unpredictable and subject to delays.
●	We expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projects are based on internal assumptions that may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	Our Li-Metal technology is untested in actual EVs and may ultimately prove unworkable.
●	The market for UAM, and for use of Li-Metal technology in UAM applications, is still emerging and may not achieve the growth potential we expect.

●	If our batteries fail to perform as expected our ability to develop, market and sell our batteries could be harmed.
●	We are unable to predict user behavior when driving EVs with Li-Metal technology.
●	Delays in the pre-manufacturing development of our battery cells could adversely affect our business and prospects.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	If we are unable to integrate our products into EVs manufactured by OEM customers, our results of operations could be impaired.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our Li-Metal batteries at scale depends on our ability to build, operate and staff our facilities successfully, as well as to obtain sufficient contract manufacturing specificity.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”), service contracts and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.
●	The EV battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.
●	We may not be able to estimate accurately the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	Our use of artificial intelligence and machine learning may result in legal and regulatory risks.
●	The market for our AI-based services is still emerging and our AI programs may not achieve the growth potential we expect.
●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	The price of our Class A common stock has been and may continue to be volatile.
●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	Our failure to satisfy certain New York Stock Exchange (“NYSE”) listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock.
●	We have a history of material weaknesses in our internal control over financial reporting, and a failure to remediate any such weakness and/or our identification of new ones could have an adverse impact on the value of our Class A common stock.
●	The other factors described in “Part I, Item 1A” in this Annual Report.

PART I

Item 1. Business

Overview

We are a leading developer and manufacturer of high-performance, AI-enhanced Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), drones, robotics, Battery Energy Storage Systems (“BESS”) and other applications. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal and Li-ion with the large-scale manufacturability of conventional Li-ion batteries in order to help promote the transition from the global dependence on fossil fuel-based vehicles to clean and efficient EVs, with the goal of enabling a new era of electric transportation on land and in the air. We are seeking to accelerate our pace of innovation by currently utilizing artificial intelligence (“AI”) across the spectrum of our business, from engineering and manufacturing to battery health and safety monitoring and AI-accelerated battery materials discovery.

SES’s mission is to accelerate the world’s energy transition through material discovery and battery management. Our team has dedicated the past decade to developing a comprehensive and proprietary Li-Metal and Li-ion battery technology platform, including high concentration solvent-in-salt electrolyte, ultra-thin wide format lithium anode, protective anode coating, and novel cell engineering processes that are based on scalable Li-ion manufacturing but address unique lithium metal plating challenges. As we build more AI-enhanced Li-Metal and Li-ion cells and generate more data, AI has become an increasingly integral part of our business in material development, battery health monitoring and incident prediction, with our AI initiatives consisting of AI for Science, AI for Manufacturing and AI for Safety. We believe that our AI for Science has the potential to accelerate our pipeline material discovery by mapping the vast universe of small molecules, with the goal to improve battery performance and safety. Our AI for Manufacturing uses machine learning to help define and fine-tune quality specifications based on manufacturing process data. Our AI for Safety is designed to monitor battery state-of-health and predict incidents more accurately than conventional battery management system.

Four Pillars of our Business

There are four pillars to our mission.

1. Electric Vehicles (EV)

In 2012, we transitioned away from solid state Li-Metal so our Li-Metal batteries could operate at room temperature and be manufactured at large scale. In 2024, we began producing large 50 Amp-hour (“Ah”) and 100Ah B-sample Li-Metal battery cells for EVs. We made significant progress in automotive Li-Metal cell manufacturing by addressing key manufacturing challenges in ultra-thin wide format lithium anode, issues related to powder and metal bur in lithium anode punching, high concentration electrolyte scale-up, and other issues related to quality and safety in automotive large Li-Metal cell manufacturing. We have performed in-house testing on these 50Ah and 100Ah Li-Metal B-sample cells and shared testing data with our OEM partners, as well as shipped these B-sample cells to other third parties and OEMs for their further performance and safety testing.

We believe that our AI-enhanced Li-Metal battery technology demonstrates industry-leading energy density and performance and have the ability to:

●	deliver a lightweight and compact battery, and substantially reduce range anxiety of EV consumers;
●	provide fast-charge capability to charge the battery to 80% in less than 15 minutes, significantly reducing charging times;
●	incorporate AI software and battery management systems (“BMS”), which will accurately monitor the state of health of the battery and apply appropriate self-healing protocols;
●	achieve rapid market adoption due to our strategic partnerships, including with leading global OEMs, such as Hyundai Motor Company (“Hyundai”) and Honda Motor Company, Ltd. (“Honda”); and
●	capitalize on the innovation occurring in Li-ion, including improvements in energy density, manufacturing efficiency and cost reduction, as our manufacturing processes are very similar to Li-ion.

In 2024, we transitioned from developing and producing A-Sample batteries to B-Samples to meet carmakers' requirements for their electric vehicles. A-Sample batteries are functional prototypes developed for OEMs based on their technical specifications. These are in contrast with B-Sample batteries, which are A-sample batteries manufactured under much higher throughput and tested in actual vehicles.

We expect to develop and produce C-Samples batteries beginning in 2026, which would be fully functional, mature samples for mass production and tested for full drivability in actual EVs. As we remain focused on B-Sample battery development, we do not yet have any arrangements with OEMs to manufacture consumer-ready batteries for their EVs. We expect this progress will pave the way for commercial production of our technology in 2027. For more information on collaborations with these OEMs, see “Our Partnerships” below.

2. Urban Air Mobility (UAM)

We believe that UAM is a perfect fit for Li-Metal. In our view, B-sample battery cell technology requires less additional development to reach commercial production for use in UAM than in EVs, and that our B-sample technology for EVs can be adapted for UAMs. UAM frequently operates on a fleet business model where the key business metrics are cost per passenger per mile, with weight being a paramount factor to costs. We believe that the step-change gravimetric energy density that Li-Metal can potentially offer means that an aircraft has the potential to carry twice the number of passengers, or twice the payload for cargo applications, or fly twice the distance, which has the potential to significantly improve the profitability of UAM operators. We have converted two of our EV A-sample lines to be dedicated to UAM cell production.

We also believe that our high-energy density and high-power density cells, such as the AI-enhanced 2170 cylindrical cell that we unveiled in January 2025, are well designed for use in humanoid robots, drones and other applications.

3. Artificial Intelligence (AI)

We started our AI programs to address the need to provide a high level of safety in, and to further accelerate our future roadmap for, material Li-Metal battery development. Our AI programs fall under three major categories:

AI for Science - We are developing new AI models designed to screen a vast universe of small molecules for potential electrolyte solvent candidates. We have also built an electrolyte foundry designed to provide high throughput synthesis and testing of these materials.

AI for Manufacturing – The traditional approach to optimizing cell design and process and improving manufacturing quality is through human experience, where the human engineers define and optimize quality specifications, which typically is a very lengthy process. We believe our AI for Manufacturing can accelerate this timeline. AI for Manufacturing uses machine learning to help define and fine-turn quality specifications based on manufacturing process data.

AI for Safety - We seek to provide a high level of safety in the field, and we are leveraging our automotive 50Ah and 100Ah cell production volume and quality data to train our AI for Safety. Our AI for Safety prediction accuracy increased to 95% in 2024, meeting the target we set at the start of the year. Our ultimate goal is to be able to reach near 100% safety in the field, which we believe will be paramount to both EV and UAM OEMs.

We are currently using and intend to continue using and developing AI for our own product innovations. Additionally, in the future we plan to work toward generating additional service revenue from the use of our AI programs by third parties.  For more information, see “Our AI-Related Initiatives.”

4. Battery Energy Storage System (BESS)

We believe the intersection of digital infrastructure and the need for power is one of the most critical themes of our time. As AI continues to evolve, the demand for power will grow significantly. BESS is an essential enabler of renewable energy generation, helping alternative sources of power make a steady contribution to the world’s energy needs despite the inherently intermittent character of the renewable energy sources. The flexibility BESS provides will make it integral to applications such as peak shaving, self-consumption, and back power in the event of outages. All of this has created a significant opportunity for us. We have been actively exploring this area as a natural fit to exploit our unique capabilities in materials discovery and superintelligent battery management through AI. We believe that our AI-enhanced batteries can extend the life of BESS, and our AI for Safety can improve BESS battery health and safety. We have only begun to tap into this market and look forward to growing our presence in energy storage.

Our Li-Metal Battery Technology

Limitations of Current Battery Technology

Conventional Li-ion technology is currently being used in most commercially available EVs. Li-ion typically uses a metal oxide-based or phosphate-based cathode and graphite or graphite/silicon-based anodes. The anode and cathode are separated by a polymer-based separator. Finally, the whole cell is filled with a liquid electrolyte that conducts lithium ions from the anode to the cathode as the vehicle is being driven (or battery is being discharged), and from the cathode to the anode as the vehicle (or the battery) is being charged. Conventional Li-ion cells have been instrumental in kick-starting the current EV market and are being manufactured at scale at capacities of hundreds of GWh today. However, the automotive industry desires a battery with higher energy density to improve the electric driving range (the distance that a vehicle can be driven on a single charge) while reducing battery cost to enable mass-adoption.

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

SES’s Approach to Li-Metal Cell

SES’s approach to Li-Metal cell utilizes the high energy density benefits of lithium metal anode while utilizing a cell design that primarily uses a liquid electrolyte in the cathode and separator to transport the lithium ions. There is also a protective anode coating between the anode and the separator. This approach results not only in improved energy density due to using a lithium metal anode, but also superior performance at room and lower than room temperatures and enables manufacturing at scale just like Li-ion, which is manufactured at scale today. In fact, we have been successfully making multi-Amp-hour, multi-layer cells using our Li-Metal approach for many years.

The key breakthrough in SES’s Li-Metal cells is its proprietary and patented liquid electrolyte. This electrolyte was developed internally at SES with many years of scientific research and development. We use a high-concentration, solvent-in-salt electrolyte. While liquid electrolytes used in conventional Li-ion cells are volatile and flammable, SES’s liquid electrolyte has low volatility and is self-extinguishing. Conventional liquid electrolytes are primarily made up of organic solvents with low concentrations of salt to aid lithium-ion conduction. SES’s liquid electrolyte primarily consists of salt with a low concentration of proprietary solvent molecules. This new type of high-concentration solvent-in-salt liquid electrolyte is fundamentally different from conventional liquid electrolyte. It maintains the manufacturability advantage of liquid electrolytes in conventional Li-ion manufacturing but can enable Li-Metal due to its stability on lithium metal.

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

Our unique high-energy density Li-Metal battery is expected to be:

●	light and compact, with high energy density of at least 400 Wh/kg and 1,000 Wh/liter in our large 100 AH cells, compared to approximately 265 Wh/kg / 535 Wh/L in Li-ion battery cells using a high nickel content cathode, and with one version of our 100 Ah multi-layer battery cells demonstrating energy density of 380 Wh/kg / 850 Wh/L in third-party testing. This higher energy density is expected to translate into significantly more range, which we believe will help to enable the expansion of an electrified world;
●	durable and safe, with the ability to meet stringent cycle life, overall lifetime and safety targets for EVs and UAM aircrafts;
●	capable of fast charge, charging up to 80% in less than 15 minutes;
●	capable of high power discharge, at room and low temperatures;
●	low-cost, taking advantage of existing Li-ion manufacturing scale and best-practices to enable cost-reduction;
●	capitalizing on the innovation occurring in Li-ion, in terms of incremental improvement in energy density, supply chain development, cost reduction and manufacturing efficiency, since the cathode and cell manufacturing process are the same as in Li-ion; and
●	smarter, with AI-powered safety software and BMS that can predict safety incidents in real time and make appropriate diagnostic recommendations

Our AI-Based Initiatives

Through our AI-based initiatives discussed above targeted at material discovery, we believe that we can rapidly introduce enhancements to Li-Metal and Li-ion batteries for use in a multitude of applications, including EVs, UAM, storage, drones and robotics, among others. We believe that our AI-discovered electrolyte materials provide a pathway to generate service revenue earlier than previously anticipated through targeting the large addressable market in each of the aforementioned applications. Since AI-enhanced electrolytes can simply be dropped into existing Li-ion manufacturing infrastructure, they also require significantly less capital expenditure than traditional battery manufacturing.

Our Partnerships

We have entered into strategic alliances and may in the future enter into additional strategic alliances. For example, we previously had a JDA with General Motors (“GM”), have entered into JDAs with Hyundai Motor Company (“Hyundai”) and another OEM partner, and have a service contract with Honda Motor Company, Ltd. (“Honda”), which expire at different points in time. For more information, see Note 4 to our consolidated financial statements. We expect to continue to strengthen these partnerships in the use of our battery technology. Also, we intend to work closely with other OEMs and other strategic partners to develop and produce our Li-Metal battery cells, as well as support our supply chain and the build out of manufacturing facilities, with the aim of making our Li-Metal battery cells widely available in EVs, UAM aircrafts and other applications over time

Our Research and Development

We conduct research and development at our facilities in Woburn, Massachusetts in the United States, Shanghai, China, and Chungju, South Korea. Research and development activities concentrate on making further improvements to our battery technology, including improvements to battery performance, quality and cost.

Major development efforts include, but are not limited to, programs in the following areas.

●	Scale-up: Our design is further being customized with and validated by several OEMs. Based on our collaborations with OEMs, we believe that a roughly 100 Ah cell-size manufactured at GWh scale (five to seven cells-per-minute) is needed to achieve commercialization in EVs and UAMs at a large, global scale. We are developing processes and upgrading equipment to scale up the manufacturing of our current cell design from three to nine Ah capacity to 50 Ah and 100 Ah capacity.
●	Module and Pack Design: Li-Metal cells must be integrated into modules and packs as part of their integration into vehicles. Our active development efforts are focused on the integration of our Li-Metal cells into modules to enable our Li-Metal cells to perform as intended once they are integrated into vehicles.
●	AI Software and BMS: Software is critical to the ongoing monitoring of battery health and safety. We continue to develop AI algorithms to diagnose battery cell-related health issues, develop advanced control algorithms and charging methods to enhance cycle life and safety, and port such software on to a BMS that can integrated into a battery pack.
●	Advanced Materials and Coatings: We continue to research and develop advanced electrolyte and anodes to further improve cycle life and safety. In addition, we continue to develop novel methods of laminating or depositing lithium metal onto current collector that can be deployed at commercial GWh scale.

●	Cathode Materials and Design: We develop our Li-Metal cells for a variety of different cathode materials, cathode design and cathode processing methods that can provide ultra-high energy density and/or significant cost-reduction.
●	Li-Metal Recycling: Along with other battery components that are already being recycled today, Li-Metal foil will also need to be recycled in the future. We continue to explore methods of recycling that are productive and cost-effective.

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

Patents

As of December 31, 2024, we have been granted 87 patents, with expiration dates ranging from 2032 through 2043, and have over 154 patent applications pending in the United States and in other jurisdictions. We also rely substantially on unpatented proprietary technology, including know-how and 30 trade secrets as of December 31, 2024.  The issued and pending patents, licenses, know-how and trade secrets cover the following:

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

Trademarks

We have registered various trademarks associated with our business with the United States Patent and Trademark Office on the Principal Register and in other appropriate jurisdictions. As of December 31, 2024, we have 93 registered or allowed trademarks, with 14 trademark applications pending. Depending upon the jurisdiction, trademarks are valid if they are in use and/or their registrations are properly maintained.

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

Our Employees

As of December 31, 2024, we had approximately 250 full-time employees. Approximately 37% of our employees, including all of our executive management team, are located in the United States, with the remaining located in China, South Korea and Singapore. The workforce in our China and South Korea locations primarily consists of operators for our manufacturing lines. Currently, approximately

83% of our employees worldwide are engaged in research and development and related functions, with expertise in all aspects of the development process, including materials science, chemistry, engineering, machine-learning, and software. Many of these employees have extensive experience from large Li-ion companies and hold advanced engineering and scientific degrees, including many from the world’s top universities.

Our Facilities

We have leased facilities located in Woburn, Massachusetts in the United States, Shanghai, China, and Chungju and Seoul, South Korea. Our primary Woburn facility, which also serves as the Company’s headquarters, focuses on chemistry, material and algorithm research and development, as well as engaging with our OEM and strategic partners. We also have another facility near our Woburn facility, which focuses on novel electrolyte molecule discovery and synthetic pathway development. Our Shanghai facility focuses on supply chain development, manufacturing process development, battery cell development and production. Our Chungju facility focuses on manufacturing process development. We have also set up an office in Seoul focused on supply chain, customer relations and our collaboration with partners in the region.

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

Our prospective competitors include major manufacturers supplying the industry, automotive OEMs and potential new entrants to the industry. Existing suppliers of batteries to the EV industry include Contemporary Amperex Technology Co. Limited, SK Innovation, LG Energy Solutions, Panasonic Corporation and Samsung SDI. Additionally, many automotive OEMs, including Tesla, Nio, Rivian and Toyota, are researching and investing in efforts to develop their own EV battery production capabilities.

Newer entrants, including Sila Nanotechnologies, Solid Power, Enovix, QuantumScape, and Amprius, are also seeking to improve conventional lithium-ion batteries or to develop new technologies, including lithium-metal and solid-state batteries, or to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

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

We expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projections are based on internal assumptions that may prove incorrect, and we may never achieve or maintain profitability.

We incurred net losses of $100.2 million and $53.4 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of $298.9 million and $198.7 million from our inception through December 31, 2024 and 2023, respectively. As discussed in “Business - Our Technology,” to date, we have only validated the capabilities of our Li-Metal battery cell technology and have not produced Li-Metal batteries for sale. As a result, since inception, we have not achieved profitable operations or positive cash flows from our operations.

We believe that we will continue to incur operating and net losses as we continue to incur significant expenses in connection with our research and development efforts. As discussed in other risk factors in this section, factors that could impact the timing and levels of our profitability include, but are not limited to: our ability to solve the scientific engineering and mechanical challenges to commercialize our products; the level of demand for our products; the performance of our products; the projected supply materials for our products; the cost of our investment in artificial intelligence and machine learning infrastructure; a reduction in the cost of Li-ion; average selling prices of EVs and our products; the safety of UAM use; projected production capacities of our facilities; our collaboration with OEMs; the projected gross margin achievable upon sale of our products; and the extent to which growth of EV and UAM markets and continued shift in consumer preference will conform with projections.

We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.

The development, design, manufacture and sale of batteries is a capital-intensive business. We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. To date, we have funded our operations through a combination of proceeds from the Business Combination and subsequent equity private placement in 2022 and funding received through the sales of our redeemable convertible preferred stock. These funds are expected to finance our principal sources of liquidity and ongoing costs, such as research and development relating to our Li-Metal batteries and the construction of additional manufacturing facilities. In the future, if we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity (including through at-the-market sales), equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales.

We believe that our cash on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K, and also sufficient to fund us to commercialization. However, additional funding may be required for a variety of reasons, including opportunities to build an integrated supply chain in the United States and delays in expected development of our Li-Metal battery cells. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.

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

If and/or when commercial production of our Li-Metal battery technology commences, our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls, and design changes. Our battery cells are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. For more information, see “Part I, Item 1. Business—Our Technology.” Due to our limited operating history, we have a restricted frame of reference from which to evaluate the long-term performance of our Li-Metal batteries. There can be no assurance that we will be able to detect and fix any defects in our batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, financial condition, operating results and prospects.

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

We have previously entered into and currently maintain JDAs and/or service contracts with major OEMs to develop (jointly in the case of JDAs or independently in the case of service contracts) Li-Metal batteries, with the expectation that such development will culminate in the widespread use of our technology in future EVs with these major OEMs and eventually with other large OEMs. For more information, see

Note 4 to our consolidated financial statements. We have previously substituted, and may  determine to substitute, our JDAs with other types of strategic alliances, such as service contracts. However, as we are still in the developmental stages with each of these OEMs, we do not currently have existing arrangements to produce our Li-Metal cells for use in OEM vehicles, and production-ready models of our batteries will not be available until sufficiently tested and approved for inclusion in future OEMs’ EVs. Each time we produce a battery with a higher output, the product must undergo extensive pre-manufacturing development and testing. Anything that delays the consistent development and testing of pre-manufacturing battery cells samples at increasingly higher outputs, such as technology or engineering issues, could alter our prospects and adversely affect our business.

We may not be able to engage target OEM customers successfully and to convert such contacts into meaningful orders in the future.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify OEM target customers and convert such contacts into meaningful orders or expand on current customer relationships. In some cases, our battery cells may be delivered to certain customers on a sampling basis, where they have the ability to evaluate whether our products meet their performance requirements before committing to joint development and meaningful orders. While our business does not substantially depend on any one customer, our ongoing success depends on whether our target customers are willing to begin and continue using our battery technology, as well as whether their product lines continue to incorporate our products. Thus, our efforts to expand our manufacturing and sales to OEMs may not be successful and may never result in products that achieve market acceptance, create additional revenue or become profitable, thus harming our financial results and prospects.

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

Changes in business conditions, unforeseen circumstances and governmental changes, as well as other factors beyond our control or which we do not presently anticipate, could affect our suppliers’ ability to deliver raw materials, components or equipment to us on a timely basis. For instance, we may be impacted by currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions (such as the ongoing military conflict between Russia and Ukraine, the Middle East, and wider regional conflict), which may limit our ability to obtain key raw materials or components for our Li-Metal batteries or significantly increase freight charges and other costs and expenses associated with our business. For more information, including the impact of current tariffs on us, see “—Risks Relating to our International Operations—The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.” Any of the foregoing could materially and adversely affect our business, financial condition, operating results and prospects.

Our ability to manufacture our Li-Metal batteries at scale depends on our ability to build, operate and staff our facilities successfully, as well as to obtain sufficient contract manufacturing capacity.

Because we expect to rely heavily on complex machinery, well-trained personnel and a well-managed supply chain for our operations, our internal and outsourced production will involve a significant degree of uncertainty and risk in terms of operational capacity performance and costs.

Our manufacturing facilities consist of large-scale machinery combining many components. Such machinery will require us to make intensive capital expenditures prior to our ability to earn any product revenue. The manufacturing facility machinery may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Additionally, unexpected malfunctions of the manufacturing facility machinery may significantly affect the intended operational efficiency, thus materially and adversely affecting our business, financial condition and operating results.

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

We also plan to rely in the future on contract manufacturers to complete production of certain of our products in a timely manner that meets our quality, quantity and cost requirements.  Contract manufacturers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet demand for our products.

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

We have pursued and may continue to pursue JDAs, service contracts and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.

We have entered into strategic alliances and may in the future enter into additional strategic alliances. For example, we previously had a JDA with GM, have entered into JDAs with Hyundai and another OEM partner, and have a service contract with Honda, which expire at different points in time. For more information, including the expiration dates of these agreements, see Note 4 to our consolidated financial statements. We expect to form other strategic joint ventures in the future to support our supply chain as well as the build out of manufacturing facilities aimed at the commercialization of our batteries, whether with these existing OEMs or new OEMs, which could take various forms, such as service contracts in substitution of JDAs.

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

Further, there is risk of potential disputes with any partners with whom we collaborate, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us. Our ability to build a premium brand successfully could also be adversely affected by perceptions about the quality of our partners’ products. In addition, because we rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. Finally, we may not be successful in signing into new JDAs, service contracts or other strategic alliances in the future, whether with new OEM partners or with existing OEM partners with whom we want to continue our relationships. Any of the foregoing could adversely affect our business, financial condition, operating results and prospects.

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture, and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which may increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and product revenue or potential liability for late delivery. In addition, lead times for raw materials, components and manufacturing equipment may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each raw material, component or manufacturing equipment at a given time. Any of the foregoing could result in delays in the delivery of batteries to our potential customers, which would harm our business, financial condition, operating results and prospects.

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

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become better known, there is increased risk that competitors or other companies will seek to hire our personnel. All of our executives and engineering staff are subject to non-competition agreements, but we may face challenges in enforcing these non-competition agreements, and such agreements may become illegal if the Federal Trade Commission’s Non-Compete Clause Rule is found enforceable following the conclusion of pending litigation. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.

To execute our business plan, we must attract and retain highly qualified personnel in research and development, artificial intelligence and machine learning, sales and marketing, production and other leadership roles. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications in relevant industries. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. A significant talent pool consists of nationals from countries that may require a license from the United States Bureau of Industry and Security to work with our technology, which raises the cost of hiring due to the uncertainty that a license may not be granted and the candidate would be unemployable in the role envisioned. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

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

Our insurance coverage may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from product liability, cyber-attacks, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

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

Other factors may influence the adoption of EVs, including, but not limited to:

●	perceptions about EV quality, design and performance, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;
●	volatility in sales of EVs;
●	the costs of purchasing and maintaining EVs;
●	perceptions about vehicle safety in general, namely, safety issues that may be attributed to the use of advanced technology, including vehicle electronics;
●	negative perceptions of EVs, such as that they are more expensive than nonelectric vehicles and are only affordable with government subsidies or that they have failed to meet customer expectations;
●	the limited range over which EVs may be driven on a single battery charge and the effects of weather on this range;
●	the decline of an EV’s range resulting from deterioration over time in the battery’s ability to hold a charge;
●	concerns about electric charging infrastructure availability and reliability, which could derail past and present efforts to promote EVs as a practical solution to vehicles which require gasoline;
●	concerns about charging station standardizations, convenience and cost influencing consumers’ perceptions regarding the convenience of EV charging stations;
●	concerns of potential customers about the susceptibility of battery packs to damage from improper charging, as well as the lifespan of battery packs and the cost of their replacement;
●	concerns regarding comprehensive vehicular insurance coverage related to EVs;

●	developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, which could adversely affect sales of EVs;
●	the environmental consciousness of consumers;
●	the availability and volatility in the cost of natural gas, diesel, coal, oil, gasoline and other fuels relative to electricity;
●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles (for more information, see “—The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or OEMs could have a material adverse effect on our business, financial condition, operating results and prospects”);
●	concerns regarding the value and costs for upkeep of EVs in the used car market;
●	the availability of enough skilled labor in after-sale maintenance and repair services of EVs; and
●	macroeconomic factors.

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

Additionally, we believe that, currently, the availability of government incentives and subsidies available to end-users and OEMs is an important factor considered by customers when purchasing EVs, and that growth in the battery market will depend in part on the availability and amounts of these subsidies and incentives for EVs.  Currently, government programs, including in China and Europe, favor the purchase of EVs, including through disincentives that discourage the use of gasoline-powered vehicles. In the United States, the Inflation Reduction Act of 2022 (the “IRA”) provides tax credits for the purchase of electric vehicles, and the states of California, Connecticut, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Washington have recently banned the sale of new gas-powered vehicles by 2035, and other states may follow. Given the current political climate in the United States, the future of these incentives and subsidies for end-users and OEMs remains uncertain, including with respect to federal programs. Since taking office, President Trump has taken actions to revoke the prior presidential administration’s non-binding target that 50% of new vehicles sold in the U.S. be battery powered by 2030 and to halt the disbursement of certain federal funds to the states for the building of EV charging infrastructure. The president and certain Republican members of Congress have also criticized the IRA and clean energy initiatives, and the president has stated that he supports revising current federal agency rules that incentivize the EV market and ending state emissions waivers that limit gas-powered vehicle sales. Currently, the IRA and its tax credits remain in place and would require an act of Congress to be repealed, and any changes to federal agency rules would require administrative action. In addition, the enforceability of the federal government’s halt on the disbursement of funds to the states or any future actions to end or discourage state incentives or subsidies is extremely unclear. However, if such government laws or programs incentivizing the growth of the EV market are reduced or eliminated, or the available benefits thereunder are exhausted earlier than anticipated, demand for EVs may decrease and our anticipated sales of EV battery products could be adversely affected. In addition, OEM customers may delay taking delivery of our battery products if they believe that certain EV incentives will be available at a later date, which may adversely affect our business, financial condition, operating results and prospects. Any further reduction or elimination of government and economic incentives or subsidies may result in the diminished competitiveness of the alternative fuel vehicle industry generally or EVs that use our batteries in particular.

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

Moreover, we may incur our own significant costs in complying with these regulations. Laws and regulations related to the EV industry and alternative energy are currently evolving and we face risks associated with changes to these laws and regulations. For more information, see “—The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or OEMs could have a material adverse effect on our business, financial condition, operating results and prospects.”

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

Further, existing charging station networks have not been established under a uniform standard and it could diminish our sales if any of the networks are not compatible with EVs using our products and technologies. In order for our fast-charging batteries to become widely adopted in electric passenger cars, a critical mass of compatible fast-charging stations must be installed and in operation in any given urban area where our OEM customers plan to enter. Establishing a network of fast-charging stations requires significant capital investment and government approvals. It also requires government regulators to believe that the merits of fast-charging stations support the costs of such construction. For more information regarding this government regulation, see “—The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or OEMs could have a material adverse effect on our business, financial condition, operating results and prospects.”  If a sufficient number of charging stations that accommodate EVs using our products and technologies cannot be built up and be functional in a timely manner, it will be difficult for us to retain our existing customers and to attract new customers. As a result, our business, financial condition, operating results and prospects may be materially and adversely affected.

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

Risks Relating to Artificial Intelligence

The use of AI in our products and services may result in reputational harm and competitive harm.

We use artificial intelligence and machine learning in our business, including using artificial intelligence in our battery management systems to monitor the state of health of the battery and using machine learning to assist in developing new molecules and synthesis techniques to improve battery performance. As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies. Artificial intelligence algorithms or training methodologies may be flawed. Datasets may be overbroad or insufficient and information generated by artificial intelligence may be illegal or harmful. There may also be insufficient back-testing. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. For more information, see “Risks Relating to Privacy and Security—If we experience a significant cybersecurity breach or disruption in our information systems or any of our partners’ information systems, our business could be adversely affected.” Overall, there can be no assurance that the usage of such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability.

Our use of artificial intelligence and machine learning may result in legal and regulatory risks.

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

The regulatory landscape surrounding artificial intelligence is also evolving, and the use of machine learning technologies may become subject to regulation under new laws or new applications of existing laws. In the U.S., there is increasing uncertainty as to the federal government’s future approach to AI regulation, including as to the continued applicability of the 2023 executive order of the prior U.S. presidential administration to, among other things, establish extensive new standards for AI safety and security. In January 2025, President Trump signed an executive order revoking this 2023 executive order and directing the heads of various federal governmental bodies to review actions taken under that executive order and develop a new action plan with respect to AI-related matters. Additionally, other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. For example, the EU AI Act (which could become applicable to us depending on the global expansion of our business) came into force on August 1, 2024, and will generally become fully applicable after a two-year transitional period. The EU AI Act introduces various requirements for AI systems and models placed on the market or put into service in the EU, including specific transparency and other requirements for general purpose AI systems and the models on which those systems are based. Several U.S. states are considering enacting or have already enacted regulations concerning the use of AI technologies, including those focused on consumer protection, and depending on the scope of AI regulation at the federal level, some states may move to regulate AI model development and deployment. Further, at both the U.S. federal and state level, there have been various proposals (and in some cases laws enacted) addressing “deepfakes” and other AI-generated synthetic media. These current or future restrictions may make it harder for us to conduct our business using artificial intelligence, and violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Governmental regulation and laws related to AI may also increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our IP.

The market for our AI-based services is still emerging, and our AI programs may not achieve the growth potential we expect.

We are seeking to accelerate our pace of innovation by utilizing AI across the spectrum of our business, from engineering and manufacturing; to battery health and safety monitoring. Our AI programs fall under three major categories, namely, AI for Safety, AI for Manufacturing and AI for Science. AI and the application of AI to battery development is a new and emerging field, characterized by rapidly changing technology and evolving government regulations and industry standards and presents additional risks, costs, and challenges, including those discussed in these risk factors. Our ability to derive revenue from providing AI-based services will depend on the growth and acceptance of these AI-based programs generally, and our ability to successfully develop and train AI models for use in these programs. In addition, developing AI-based models requires significant computing power, which can require significant capital expenditures and may be difficult to procure. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers

Risks Relating to Our Intellectual Property

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

We are subject to, and could become further subject to, various legal, political, regulatory and social requirements and economic conditions both inside and outside the United States. Expansion into new markets requires significant resources and management’s attention, as well as significant expenditures, including for the establishment of local operating entities, hiring of local employees and establishment of facilities in advance of generating any revenue. Some of the risks associated with international operations in China, South Korea and/or other countries, such as in the development, manufacturing, marketing or sale of our products, include, but are not limited to:

●	the United States recently imposed tariffs of 10% on Chinese imports, which will increase costs of our product offerings across all lines of our business;
●	ongoing trade tensions between the United States and China have been escalating, and new legislation or regulations in either jurisdiction could impose additional restrictions and costs on our ability to operate in one or both jurisdictions, or even foreclose operations entirely;
●	general political tension between South Korea and North Korea, including the ongoing risk of armed conflict between the two countries, which could disrupt our manufacturing operations in South Korea or foreclose our operations entirely;
●	non-U.S. countries have enacted and could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations or tax policies (such as Chinese regulations prohibiting our operating company from paying dividends out of accumulated distributable profits unless 10% of such profits (up to half of the company’s registered capital) are set aside annually, under Article 166 of China’s Company Law), which could have an adverse effect on our ability to conduct business in or expatriate profits from those countries;
●	tax rates in certain non-U.S. countries may exceed those in the United States and non-U.S. earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls, or other restrictions, including restrictions on repatriation;
●	the regulatory or judicial authorities of non-U.S. countries may not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;
●	we may have difficulty complying with a variety of laws and regulations in non-U.S. countries, some of which may conflict with laws in the United States;
●	changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in currency exchange rates;
●	in the case of China, the degree of significant government control over China’s economic growth through restrictions and limitations on foreign investment in certain industries, control over the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, data localization and privacy requirements, technology transfer requirements, national security laws, influence over the courts and preferential treatment of particular industries or companies, could materially affect our liquidity, access to capital, intellectual property and ability to operate our business in China. If we are unable to operate our business in China, it would require us to redirect research and development efforts to facilities in other jurisdictions, which could result in additional expenditures which would negatively impact our business and results of operations;
●	in the case of China, data localization requirements and restrictions on the use of foreign technology applications have already been enacted by the Chinese government, and restrictions on the use of Chinese technology and applications that have been or may be adopted in the future by the United States, may make it difficult to efficiently coordinate complex manufacturing supply chains in a global setting;
●	in the case of China, new laws and regulations may require us to obtain additional permits or licenses, or complete or update registrations with regulatory authorities, and we may be unable to conduct our operations in China if we are unable to obtain required permits, licenses or registrations in a timely manner;
●	restrictions or denials on visas for our personnel, may limit our ability to train and pass along proprietary information efficiently;

●	differences in software usage and export controls, may make it difficult to share certain engineering documents and resources between global subsidiaries;
●	changes to export controls and/or failure to obtain export licenses in the United States, China or other countries in which we do business could adversely affect our access to raw materials, ability to manufacture and ship our products or increase our costs to conduct research and development; and
●	natural disasters or international conflict, including terrorist acts, could interrupt our research and development, manufacturing or commercialization or endanger our personnel.

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

If we fail to comply with national and local environmental protection laws and regulations, the relevant governmental authorities may impose fines or deadlines to cure instances of non-compliance and may even order us to cease operations if we fail to comply with their requirements. In particular, any breach by us in connection with requirements relating to the handling of hazardous wastes may subject us to monetary damages and fines. In addition, if any third party suffers any loss as a result of our pollutant emission practices, our improper handling of hazardous wastes or our noncompliance with environmental regulations, such third parties may seek damages from us.

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

In the sourcing of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials. As a result, we are subject to extensive and evolving health and production safety laws and regulations governing, among other things: the health of our employees and safety production requirements regarding the generation, handling, storage, use and transportation of hazardous materials. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with the relevant permits, could result in fines, criminal charges or other sanctions by regulators. Furthermore, we may be ordered to rectify a non-compliance within a stipulated deadline; and if we fail to do so, we may be ordered to cease operations. Our ongoing compliance with health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue manufacturing and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

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

We (as well as certain of our subsidiaries) are subject to federal, state and local taxes in the United States and are also subject to tax in certain foreign jurisdictions. Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. federal income tax laws, such as the IRA, and others that may be enacted in the future (the uncertainty of all of which is heightened by recent changes in governmental administration in the United States), could impact the tax treatment of our foreign earnings. Due to our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

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

We have experienced, and will likely continue to experience, cybersecurity incidents in the normal course of our business; however, to our knowledge, we have not experienced a material cybersecurity incident during fiscal 2024. To the extent we experience cybersecurity incidents, our relationships with our partners, suppliers and eventual customers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in investigating, responding to and remediating the incidents, and in resolving any regulatory investigations or disputes that may arise with respect to them, any of which would cause our business, operations, or products to be adversely affected. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.

Risks Relating to Our Common Stock and Warrants

Our CEO and certain entities affiliated with the CEO (the “SES Founder Group”) is a large and significant stockholder and, as a result, we are a “controlled company,” which exempts us from certain obligations to comply with certain corporate governance requirements.

As of February 25, 2025, the SES Founder Group owned approximately 12.1% of our outstanding common stock and 57.9% of the total voting power. Accordingly, we are a “controlled company” for purposes of the NYSE listing requirements. As such, we are exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors must consist of independent directors, and that we have nominating and compensation committees that are each composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee. If we cease to be a “controlled company,” we must comply with the independent board committee requirements as they relate to the nominating and compensation committees, subject to certain “phase-in” periods.

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

From the closing of our Business Combination until February 25, 2025, the market price of our Class A common stock has been volatile, fluctuating between $7.68 and $0.84. This market price is affected by a number of factors, including:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet market expectations in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning SES or the industry and market in general;
●	operating and stock price performance of other companies that investors deem comparable to SES;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Class A common stock available for public sale;
●	any significant change in our Board or management;
●	sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism including disruptions resulting from regional conflicts; and
●	disruptions resulting from public health crises or extreme weather events (including as a result of climate change).

Broad market and industry factors may depress the market price of our Class A common stock irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for EV battery and related battery technology stocks or the stocks of other companies which investors perceive to be similar to SES could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our public warrants may never be in the money, and they may expire worthless.

The exercise price for our warrants is $11.50 per-share, subject to adjustment, which exceeds the market price of our Class A common stock, which was $0.84 per-share based on the closing price of our Class A common stock on the NYSE on February 25, 2025. There can be no assurance that the public warrants will ever be in the money prior to their expiration and, as such, the warrants may expire worthless.

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

If the price of our Class A common stock increases, warrants to purchase SES common stock could increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.

As of December 31, 2024, were 14,213,280 warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per-share and will expire at 5:00 p.m., New York time, five years after the closing of the Business Combination or earlier upon redemption of our Class A common stock or our liquidation. While the warrants are currently out the money, to the extent they are exercised before expiration, additional shares of Class A common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Class A common stock.

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

In September 2024, we received notice from the New York Stock Exchange (“NYSE”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. We have since regained compliance, since at the end of January 2024 (within our six-month cure period under the NYSE’s rules), our Class A common stock reached a closing share price of at least $1.00 on the last trading day of January 2024 and had an average closing share price of at least $1.00 over the prior 30 trading-day period. However, given the volatility in the stock market in general and in the market price of our securities in particular, and the resulting risk of our future non-compliance with Section 802.01C, we continue to actively monitor the market price of shares of our Class A common stock. For more information, see “—The price of our common stock has been and may continue to be volatile.” The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our Class A common stock. Additionally, if we again fall out of compliance, we are not able to cure within the NYSE’s prescribed cure period and the NYSE ultimately delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, which could severely diminish or eliminate the value of an investment in our Class A common stock, including a limited availability of market quotations for our securities, reduced liquidity for our securities, a limited amount of news and analyst coverage, and a decreased ability to issue additional securities or obtain additional financing in the future.

We are a “smaller reporting company” and the reduced reporting requirements applicable to such companies may make our securities less attractive to investors.

We are a “smaller reporting company” as defined by SEC rules, which allows us to take advantage of certain scaled disclosure requirements. For example, we may continue to use reduced compensation disclosure obligations, and, provided we also remain a “non-accelerated filer,” we will not be obligated to follow the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a smaller reporting company until the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in aggregate market value of Class A common stock held by non-affiliated persons and entities (known as “public float”), or, alternatively, if our revenue exceed $100 million, until the last day of the fiscal year in which our public float was at least $250.0 million (in each case, with respect to public float, as measured as of the last business day of the second quarter of such fiscal year).  We cannot predict or otherwise determine if investors will find our securities less attractive as a result of our reliance on exemptions as a smaller reporting company and/or “non-accelerated filer.” If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

We have identified material weaknesses in our internal control over financial reporting, including one ongoing material weakness and others that have been remediated. If we fail to effectively remediate the ongoing material weakness or identify additional material weaknesses in the future, there could be an adverse impact on the value of your investment.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and errors in our financial statements and operate successfully as a public company. We have concluded we did not maintain effective internal control over financial reporting as of each of December 31, 2024, 2023 and 2022. We have since remediated the material weaknesses that made our internal control ineffective as of December 31, 2023 and 2022, but a new material weakness has led us to determine that our internal control over financial reporting as of December 31, 2024 was not effective. We are actively engaged in developing and implementing a remediation plan designed to address these material weaknesses and are committed to remediating it as promptly as possible. For more information, see “Part II, Item 9A. Controls and Procedures.” However, we cannot be certain that our internal control over financial reporting will be remediated and considered effective going forward. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement.

If we are unable to remediate the existing material weakness in our internal control over financial reporting or identify additional material weaknesses, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or, to the extent required by SEC rules, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected. We also face risks associated with the cost of establishing effective internal control over financial reporting, insofar as we have incurred, and expect to continue to incur, increased costs related to our internal control over financial reporting to remediate the above-described material weakness and improve further our internal control environment.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity is an important priority at SES, and we actively manage this critical risk through comprehensive measures. Our processes for assessing, identifying, and managing material risks from cybersecurity threats are still in development and have yet to be integrated into our overall risk management system and processes.

●	Proactive Defense: We utilize industry-standard mechanisms to assess, identify, and address potential threats from cybersecurity incidents. Our dedicated information technology (IT) team continuously monitors the evolving cybersecurity landscape and develops robust response processes to swiftly and effectively handle emerging threats.
●	Structured Framework: Our company-wide cybersecurity policy outlines our security posture and incident response protocol, ensuring clear escalation procedures to inform senior management, the Audit Committee, and the Board of Directors of cybersecurity events as needed.
●	Independent Oversight: The Audit Committee, composed entirely of independent directors under SEC and NYSE rules, oversees our cyber risk exposure and evaluates our risk mitigation strategies. The committee was briefed by our VP, IT Services in depth, and in turn briefs the Board of Directors on any material cyber risks and events.

Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including third party penetration tests, external security audits of our data loss prevention mechanisms and require that our vendors comply with Service Organization Control Type II requirements.

Previously, our information security program was led by our Vice President of Compliance and Information Technology, who has since left the Company. As of February 25, 2025, the responsibilities of this role are being performed on an interim basis by our IT Manager, whose experience includes two years supporting the cybersecurity function under the Vice President of Compliance and Information Technology. We are currently seeking a replacement to oversee our information security program.

While cybersecurity threats remain a reality for all organizations, SES is committed to proactive risk management and continuous improvement in our security posture. We believe that the processes we have established for assessing, identifying, and managing material risks from cybersecurity allow us to effectively mitigate potential impacts and protect our business, operations, and products:

●	In-sourced IT Services: By in-sourcing IT services in late 2023, we gained greater control over IT decisions, established a comprehensive knowledge base, and laid a framework allowing for unbiased assessments of future IT and cybersecurity investments. We have continued improvements using in-sourced IT services throughout 2024.
●	24/7 Network Monitoring: Our continuous 24/7 second-level maintenance and monitoring contract provides constant vigilance against network disruptions and potential cyber threats, ensuring swift detection and mitigation of incidents.
●	Data Backup: Deployment of our new data backup system was completed in June 2024 and offers robust protection against catastrophic failures, early detection of data loss prevention events, and near real-time mitigation of ransomware attacks.
●	In addition, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

We face risks from cybersecurity threats that could have a material adverse effect on our relationship with our partners, suppliers and eventual customers, or on our business, operations or products. We have experienced, and will likely continue to experience, cybersecurity incidents in the normal course of our business; however, to our knowledge, we have not experienced a material cybersecurity incident during fiscal 2024. See “Part I, Item 1A. Risk Factors – Risks Related to Privacy and Security – If we experience a significant cybersecurity breach or disruption in our information systems or any of our partners’ information systems, our business could be adversely affected.”

Item 2. Properties

We have leased facilities located in Woburn, Massachusetts in the United States, in the vicinity of Woburn, Massachusetts, Shanghai, China, and Chungju and Seoul, South Korea. For more information, see “Part I, Item 1. Business—Our Facilities,” as well as “Leases” in Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K.

Item 3. Legal Proceedings

The information required by this Item is provided under “Legal Contingencies” in Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is traded on The New York Stock Exchange (the “NYSE”) under the symbol “SES.” Our public warrants are traded on the NYSE under the symbol “SES WS.”

Holders of Record

As of February 25, 2025, there were 124 holders of record of our Class A common stock and one holder of record of our public warrants. Such numbers do not include Depository Trust Company (“DTC”) participants or beneficial owners holding shares through nominee names.

There is no public market for our Class B common stock and one holder of record of our Class B common stock as of February 25, 2025.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

Consistent with the rules applicable to “smaller reporting companies,” we have elected scaled disclosure reporting, and therefore have omitted information required by this item.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and the accompanying notes included in this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. Our actual results and the timing of events may differ materially from those expressed or implied as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a leading developer and manufacturer of high-performance, AI-enhanced Lithium-Metal and Li-ion rechargeable batteries for EVs, UAM, drones, robotics, BESS and other applications. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs and help enable an era of electric transportation in the air.

SES’s mission is to accelerate the world’s energy transition through material discovery and battery management. To assist in achieving this mission, we have partnered with leading global OEMs, including GM, Hyundai, and Honda, among other strategic partners, under JDAs and service contracts to develop and produce our Li-Metal battery cells and technology. We have transitioned from the development and production of A-Sample batteries to B-Sample batteries with specifications required by OEMs for their EVs. This transition began when we signed a B-Sample agreement for Li-Metal development of EVs. A-Sample batteries are functional prototypes developed for OEMs based on their technical specifications. These are in contrast with B-Sample batteries, which are A-sample batteries manufactured under much higher throughput and tested in actual vehicles, and C-Sample batteries, which would be fully functional, mature samples for mass production and tested for full drivability in actual vehicles.

We are also conducting research and development activities to further improve the performance, quality and cost of our battery technology by focusing on the following key areas, all of which we expect to help us achieve our commercialization goal, at our facilities in Woburn, Massachusetts in the United States, Shanghai, China, and Chungju, South Korea. These activities include:

●	Scale-up: Our design is further being customized with and validated by several OEMs. Based on our collaborations with OEMs, we believe that a roughly 100 Ah cell-size manufactured at GWh scale (five to seven cells-per-minute) is needed to achieve commercialization in EVs and UAMs at a large, global scale. We are developing processes and upgrading equipment to scale up the manufacturing of our current cell design from three to nine Ah capacity to 50 Ah and 100 Ah capacity.
●	Module and Pack Design: Li-Metal cells must be integrated into modules and packs as part of their integration into vehicles. Our active development efforts are focused on the integration of our Li-Metal cells in modules to enable our Li-Metal cells to perform as intended once they are integrated into vehicles.
●	AI Software and BMS: Software is critical to the ongoing monitoring of battery health and safety. We continue to develop AI algorithms to diagnose battery cell-related health issues, develop control algorithms and charging methods to enhance cycle life and safety, and port such software on to a BMS that could be integrated into a battery pack.
●	Advanced Materials and Coatings: We continue to research and develop advanced electrolyte and anodes to further improve cycle life and safety. In addition, we continue to develop novel methods of laminating or depositing lithium metal onto current collector that can be deployed at commercial GWh scale.
●	Cathode Materials and Design: We develop our Li-Metal cells for a variety of different cathode materials, cathode design and cathode processing methods that can provide ultra-high energy density and/or significant cost-reduction.
●	Li-Metal Recycling: Along with other battery components that are already being recycled today, Li-Metal foil will also need to be recycled in the future. We continue to explore methods of recycling that are productive and cost-effective.

Results of Operations

The following table sets forth a comparison of our operating results for the periods indicated:

	Years Ended December 31,		$	%
(in thousands)	2024	2023	Change	Change
Revenue from customers	2,040	-	2,040	100.0%
Cost of revenue	752	-	752	100.0%
Gross profit	1,288	-	1,288	100.0%
Operating Expenses
Research and development	72,141	$30,675	41,466	135.2%
General and administrative	38,395	47,483	(9,088)	(19.1)%
Total operating expenses	$110,536	$78,158	$41,466	53.1%

Loss from operations	(109,248)	(78,158)	32,378	(41.4)%

Further, we have incurred net losses of $100.2 million and $53.4 million for the years ended December 31, 2024 and 2023, respectively, and have an accumulated deficit of $298.9 million and $198.7 million from our inception through December 31, 2024 and 2023, respectively. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products and services. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

Factors Affecting Operating Results

Revenue from Customers

In October 2024, we began to generate revenue from our principal business activities. We generate revenue from two primary sources:

●	Product revenue generally consists of Li-Metal battery cells and battery materials, such as electrolyte, sold to automotive OEMs and other manufactures.
●	Service revenue generally consists of services for the design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications.

Revenue for the year ended December 31, 2024 was $2.0 million and was primarily attributable to service-related contracts from OEM and other manufacturers.

Cost of Revenue

Cost of revenue includes materials, labor, depreciation and amortization expense, inventory, freight costs, and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation. We anticipate that cost of revenue will continue to increase as we enter into new revenue contracts.

Cost of revenue for the year ended December 31, 2024 was $0.8 million primarily attributable to personnel costs.

Research and Development

We are an early-stage growth company that has just begun the commercialization stage of development and conduct our business through one operating segment. We have spent $81.5 million and $44.9 million on research and development activities, which is prior to credits received by our OEM partners under the JDAs during the years ended December 31, 2024 and 2023, respectively.

Research and development expenses consist primarily of costs incurred for personnel-related expenses, including salaries, benefits, and stock-based compensation expenses, for scientists, experienced engineers and technicians, expenses for materials and supplies used in product research and development, process engineering efforts and testing, as well as payments to consultants, patent related legal costs, depreciation, and allocated facilities and information technology costs.

Research and development expenses for the year ended December 31, 2024 increased $41.5 million, or 135.2%, to $72.1 million, compared with $30.7 million for the year ended December 31, 2023. The increase primarily resulted from a $14.6 million decrease in reimbursements from our JDA partners due to culmination of a couple of JDA activities. In addition, there was a $10.5 million increase in lab consumables and material supplies and JDA equipment expenses, a $9.2 million increase in personnel costs mainly attributable to salaries, benefits and stock-based compensation expense associated with higher headcount to support new materials discoveries and all in on AI initiatives, and a $4.4 million increase in computer and software development costs due to AI infrastructure spend. Further, there was a $2.7 million increase in facility costs due to newly commissioned electrolyte foundry. We expect research and development expenses to remain consistent in 2025 compared with 2024.

Out-of-Period Adjustment

During the year ended December 31, 2023, an expense of $2.0 million related to Earn-Out Restricted Shares was erroneously reversed upon a former employee’s departure. This misstatement resulted in an understatement of research and development expense by $2.0 million for the year ended December 31, 2023, as well as an understatement of additional paid-in capital as of December 31, 2023, by the same amount.

The Company corrected this misstatement during the year ended December 31, 2024, which resulted in a $2.0 million overstatement of research and development expense for the year ended December 31, 2024, with a corresponding impact on APIC. The correction of $2.0 million is included in the increase of $9.2 million noted in the above paragraph. In accordance with ASC 250 – Accounting Changes and Error Corrections, the Company evaluated the materiality of the misstatement from both quantitative and qualitative perspectives for the prior period errors and concluded that it was immaterial to both the prior period and the current period.

General and Administrative

General and administrative expenses consist primarily of costs incurred for salaries and personnel-related expenses, including stock-based compensation expense, for our finance, legal and human resource functions, expenses for director and officer insurance, outside contractor and professional service fees, audit and compliance expenses, legal, accounting and other advisory services, as well as allocated facilities and information technology costs including depreciation and amortization. Upon commencement of commercial operations, we also expect to incur customer and sales support and advertising costs.

General and administrative expenses for the year ended December 31, 2024 decreased $9.1 million, or 19.1%, to $38.4 million, compared with $47.5 million for the year ended December 31, 2023. This decrease primarily resulted from a $5.2 million decrease in personnel-related expenses, including stock-based compensation expense, that relates to lower stock-based compensation due to forfeitures from headcount reductions. In addition, a $1.7 million decrease in general liability insurance costs due to lower rates, and a $3.3 million decrease in audit fees, legal expenses and professional and consulting fees due to change in auditors and nonrecurring prior period expenses. These decreases were partly offset by a $1.0 million increase in rent and facility costs due to expansion of facility in our headquarters office and a $0.3 million increase in expenses related to investor relations, repairs and maintenance, and information technology services.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents, which are primarily invested in money market funds, and short-term investments in marketable securities, which are invested in U.S. treasury securities, and accretion income from the marketable securities.

During the year ended December 31, 2024, we had interest income of $15.0 million compared with $16.7 million for the year ended December 31, 2023. This $1.7 million decrease was primarily due to a decrease in investment balances resulting from cash used in operations.

Change of Fair Value of Sponsor Earn-Out Liabilities

During the year ended December 31, 2024, we incurred a $5.3 million loss compared with a $6.8 million gain for the year ended December 31, 2023 associated with the change in fair value of the Sponsor Earn-Out liabilities. This $12.1 million decrease in gain on the change in fair value of the Sponsor Earn-Out liabilities is tied to SES’s stock price, continued volatility in the stock price or changes in the expected term. See “Note 11 – Sponsor Earn-Out Liabilities” to the consolidated financial statements for additional information.

Miscellaneous Income (Expense), Net

During the year ended December 31, 2024, we had miscellaneous expense of $0.5 million, compared with miscellaneous income of $0.4 million for the year ended December 31, 2023. This $0.9 million increase in miscellaneous expense was primarily due to $0.7 million loss on sale of assets and $0.6 million of interest expense related to our unearned government grant liability that was not incurred in prior year. These increases were partly offset by receipts of government subsidy, and unrealized and realized foreign currency gains due to the weakening of the Chinese renminbi and South Korean won compared with the U.S. dollar.

(Provision) Benefit from Income Taxes

Income tax expense was $0.2 million on pre-tax loss of $100.0 million for the year ended December 31, 2024 compared with an income tax benefit of $0.9 million on pre-tax loss of $54.3 million for the year ended December 31, 2023. Our effective tax rate was (0.2)% and 1.6% for the years ended December 31, 2024 and 2023, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% was primarily driven by deferred tax benefits and release of valuation allowances from foreign jurisdictions. See “Note 16 – Income Taxes” to the consolidated financial statements for additional information on our income tax expense.

Liquidity and Capital Resources

As of December 31, 2024, we had total cash and cash equivalents of $128.8 million, short-term investments in marketable securities of $133.7 million, and an accumulated deficit of $298.9 million. As an early-stage growth company that has just begun the commercialization stage of development, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. Our ability to successfully develop our products and services, scale up our commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations. To date, we have funded our operations through a combination of proceeds from the Business Combination and subsequent equity private placement in 2022 and funding received through the sales of our redeemable convertible preferred stock. We believe that our cash on hand and marketable securities resulting from these proceeds will be sufficient to meet our principal working capital and capital expenditure requirements and ongoing costs, such as research and development relating to our Li-Metal batteries and the construction of additional manufacturing facilities, for a period of at least 12 months from the date of this Annual Report on Form 10-K, as well as to full commercialization. However, additional funding may be required during or after this period for a variety of reasons, including additional opportunities to purchase data and equipment to develop and train our AI models, develop commercial operations in the United States, business combinations or acquisitions, and delays in expected development of our Li-Metal battery cells. If we need such additional funding beyond these existing short- to medium-term sources of liquidity, or if following commercialization, we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds. This may be through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales. For more information about our at-the-market equity offering program with certain investment banks, through which we may offer and sell, from time to time, shares of Class A Common Stock having an aggregate offering price of up to $150.0 million, see “Part II, Item 9.B. Other Information.”

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Years Ended December 31,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(66,086)	$(56,412)
Investing activities	108,192	32,719
Financing activities	1,010	3,275
Effect of exchange rate changes on cash	(687)	(552)
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,429	$(20,970)

Operating Activities

Our cash flows used in operating activities to date have been comprised of payroll, revenue from customers, consumables and supplies related to research and development, expenditures and reimbursements related to our JDAs, and facilities expense and professional services for general and administrative activities. As we continue to grow as an early commercialization company, we expect our cash used in operating activities to increase before we start to generate any material cash inflows from our operations.

Net cash used in operating activities of $66.1 million for the year ended December 31, 2024 was primarily attributable to net loss of $100.2 million, as adjusted for non-cash operating items such as stock-based compensation expense of $19.9 million, depreciation and amortization expense of $8.3 million, accretion income from available-for-sale short-term investments of $7.2 million, a loss on change in fair value of Sponsor Earn-Out liabilities of $5.3 million, and a loss on sale of fixed asset of $0.7 million. These non-cash operating items were combined with a $8.4 million working capital inflow. The working capital inflow was driven primarily by a $7.6 million increase in accrued expenses and other liabilities and a $3.9 million decrease in receivable from related party. These working capital inflows were partially offset by working capital outflows of a $2.2 million increase in prepaids and other assets and a $1.0 increase in accounts receivable. The increase in accrued expenses and other liabilities was primarily due to accruals for purchases of equipment for a JDA, accrued income taxes payable, and payroll related accruals. The decrease in receivable from related party was driven by cessation of activity from a JDA. The increase in prepaids and other assets was primarily due to AI infrastructure license and rental advance payments, license fees for software, and advance payments for research agreements. The increase in accounts receivable is due to outstanding balances for earned but unbilled revenue.

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

Investing Activities

Net cash provided by investing activities was $108.2 million for the year ended December 31, 2024, compared with net cash used in investing activities of $32.7 million for the year ended December 31, 2023. Investing activities include purchases of investments, maturities of investments, and purchases of property, plant, and equipment.

Purchases and Maturities of Investments – Net proceeds of short-term investments were $120.4 million for the year ended December 31, 2024, compared with net proceeds from maturities of short-term investments of $48.5 million for the year ended December 31, 2023. The $71.9 million increase in net proceeds was driven by the nature and time to maturity for the treasury securities included in our portfolio in the current year and cash needs for operations.

Capital Spending – Capital expenditures were $12.2 million and $15.8 million for the years ended December 31, 2024 and 2023, respectively. These expenditures primarily related to purchases of lab machinery and equipment, lab tools and instruments and leasehold improvements to our facilities in the United States. We expect capital expenditures to decrease in 2025 compared with 2024 as we continue to spend on AI related infrastructure rather than invest in manufacturing equipment.

Financing Activities

Net cash provided by financing activities of $1.0 million for the year ended December 31, 2024 was primarily attributable to proceeds from the exercise of stock options.

Net cash provided by financing activities of $3.3 million for the year ended December 31, 2023 related to proceeds received from a government grant and proceeds from the exercise of stock options

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of December 31, 2024, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$29,774	$3,870	$33,644
Operating lease obligations(2)	3,458	9,429	12,887
Total	$33,232	$13,299	$46,531

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

HIDDEN_ROW
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

HIDDEN_ROW
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions
Revenue Recognition

We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

To achieve this core principle, we apply the following five-steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Satisfaction of the performance obligation based on percentage of completion or cost to completion basis, which determines the amount of revenue to be recognized using either the output method or the input method. Both methods are used in our contract revenue recognition.

We use estimation and judgment to determine the proper allocation of labor and overhead costs to these contracts. Direct materials, labor, and overhead costs are used to estimate total cost to complete for the contract. Adjustments to this total cost to complete estimate impact revenue recognition since actual costs for the period compared to total estimated contract costs to complete is used to  determine the satisfaction of performance obligations for revenue recognition

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue reported.
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
Sponsor Earn-Out Liabilities

Certain Sponsor Earn-Out Shares are accounted for as a derivative liability measured at fair value, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss at each reporting period, because the earn-out events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company.

The fair value of our common stock, which is publicly traded, is used in determining the fair value of the derivative liability at each valuation date with the assistance of management and an independent valuation.

We determine the appropriate fair value model (Monte Carlo simulation) to be used for valuing the derivative liability to record the change in fair value in our consolidated statements of operations and comprehensive loss, which may be impacted by the following assumptions:

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $128.8 million, primarily consisting of interest-bearing money market funds, and short-term investments of $133.7 million, consisting of U.S treasury securities, respectively. A 100 basis point increase in the general level of U.S. interest rates relative to interest rates as of December 31, 2024 would decrease the fair value of our short-term investments by approximately $0.5 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such a decrease in fair value would only be realized if we sold the investments prior to maturity.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SES AI Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SES AI Corporation, (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Sponsor Earn-Out Liabilities

As described further in Notes 2 and 11 to the consolidated financial statements, the Company has issued Sponsor Earn-Out Shares that are accounted for as a derivative liability (the “Sponsor Earn-Out Liability”) measured at fair value, with changes in fair value recorded in the consolidated statement of operations and comprehensive loss each reporting period. The fair value of the Sponsor Earn-Out Liabilities are estimated using a Monte Carlo simulation model. The fair value of the Sponsor Earn-Out Liability was determined to be $9,472,000 at December 31, 2024. The loss on change in fair value of Sponsor Earn-Out Liability was $5,306,000 for the year ended December 31, 2024. We identified the assessment of the fair value of the Sponsor Earn-Out Liability as a critical audit matter.

The principal considerations for our determination that the valuation of the Sponsor Earn-Out Liability is a critical audit matter were (1) the high degree of subjective auditor judgment required due to the complex valuation model and expected term assumption used in the determination of fair value; and (2) the specialized skills and knowledge required to evaluate the Company’s determination of the fair value of the Sponsor Earn-Out Liability.

Our audit procedures related to the Sponsor Earn-Out Liability included the following, among others.

●	We evaluated the judgments and assumptions made by management in the determination of the expected term.
●	With the assistance of our valuation specialists, we:
o	Evaluated the appropriateness of the Monte Carlo simulation model.
o	Performed an independent calculation of the fair value using management’s assumptions and comparing to the fair value of the Sponsor Earn-Out Liability determined by the Company.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Boston, Massachusetts

February 28, 2025

SES AI Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$128,796	$85,671
Short-term investments	133,748	246,775
Accounts receivable	950	—
Receivable from related party	—	3,911
Inventories	212	558
Prepaid expenses and other assets	13,198	11,712
Total current assets	276,904	348,627
Property and equipment, net	38,165	37,959
Intangible assets, net	1,217	1,345
Right-of-use assets, net	9,927	13,099
Deferred tax assets	1,335	1,057
Other assets, non-current	2,237	4,723
Total assets	$329,785	$406,810
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,901	$4,830
Operating lease liabilities	2,585	2,404
Accrued expenses and other liabilities	18,329	13,121
Total current liabilities	22,815	20,355
Sponsor Earn-Out liabilities	9,472	4,166
Operating lease liabilities, non-current	7,977	11,316
Unearned government grant	8,606	9,270
Other liabilities, non-current	2,605	2,753
Total liabilities	51,475	47,860
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 317,676,034 and 310,266,922 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of December 31, 2024 and December 31, 2023	36	35
Additional paid-in capital	579,378	559,214
Accumulated deficit	(298,871)	(198,686)
Accumulated other comprehensive loss	(2,233)	(1,613)
Total stockholders' equity	278,310	358,950
Total liabilities and stockholders' equity	$329,785	$406,810

The accompanying notes are an integral part of these consolidated financial statements.

SES AI Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue from contracts with customers:
Revenue	$2,040	$—
Cost of revenues	752	—
Gross profit	1,288	—
Operating expenses:
Research and development	72,141	30,675
General and administrative	38,395	47,483
Total operating expenses	110,536	78,158
Loss from operations	(109,248)	(78,158)
Other income (expense):
Interest income	15,036	16,685
(Loss) Gain on change in fair value of Sponsor Earn-Out liabilities	(5,306)	6,795
Miscellaneous (expense) income, net	(479)	425
Total other income, net	9,251	23,905
Loss before income taxes	(99,997)	(54,253)
(Provision) benefit from income taxes	(188)	853
Net loss	(100,185)	(53,400)
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(456)	(937)
Unrealized (loss) gain on short-term investments	(164)	575
Total other comprehensive (loss), net of tax	(620)	(362)
Total comprehensive loss	$(100,805)	$(53,762)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.31)	$(0.17)

Weighted-average shares outstanding:
Basic and diluted	321,824,143	315,051,508

The accompanying notes are an integral part of these consolidated financial statements.

SES AI Corporation

Consolidated Statements of Stockholders’ Equity

	Class A and Class B				Accumulated	Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2022	349,714,840	$35	$538,041	$(145,286)	$(1,251)	$391,539
Issuance of common stock upon exercise of stock options	3,691,340	—	524	—	—	524
Restricted stock units vested	1,063,863	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(10,824)	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	(311,046)	—	—	—	—	—
Stock-based compensation	—	—	20,649	—	—	20,649
Net loss	—	—	—	(53,400)	—	(53,400)
Foreign currency translation loss	—	—	—	—	(937)	(937)
Unrealized gain on short-term investments	—	—	—	—	575	575
Balance — December 31, 2023	354,148,173	$35	$559,214	$(198,686)	$(1,613)	$358,950
Issuance of common stock upon exercise of stock options	6,507,475	1	1,010	—	—	1,011
Net restricted stock units vested	1,896,743	—	(635)	—	—	(635)
Forfeitures of Restricted Stock Awards	(854,008)	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	(141,098)	—	(146)	—	—	(146)
Stock-based compensation	—	—	19,935	—	—	19,935
Net loss	—	—	—	(100,185)	—	(100,185)
Foreign currency translation loss	—	—	—	—	(456)	(456)
Unrealized loss on short-term investments	—	—	—	—	(164)	(164)
Balance — December 31, 2024	361,557,285	$36	$579,378	$(298,871)	$(2,233)	$278,310

The accompanying notes are an integral part of these consolidated financial statements.

SES AI Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities
Net loss	$(100,185)	$(53,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change of fair value of Sponsor Earn-Out liabilities	5,306	(6,795)
Stock-based compensation	19,935	20,649
Depreciation and amortization	8,308	5,541
Accretion income from available-for-sale short-term investments	(7,215)	(11,050)
Loss on sale of fixed assets	701	—
Other	(1,323)	(244)
Changes in operating assets and liabilities:
Receivable from related party	3,911	(1,528)
Accounts receivable	(950)	—
Inventories	330	(184)
Prepaid expenses and other assets	(2,198)	(8,170)
Right of use assets	2,941	(1,871)
Deferred tax assets	(278)	(1,057)
Accounts payable	(72)	(62)
Lease liabilities	(2,915)	1,801
Accrued expenses and other liabilities	7,618	(42)
Net cash used in operating activities	(66,086)	(56,412)
Cash Flows From Investing Activities
Purchases of property and equipment	(12,206)	(15,763)
Purchase of short-term investments	(215,102)	(281,518)
Proceeds from the maturities of short-term investments	335,500	330,000
Net cash provided by investing activities	108,192	32,719
Cash Flows From Financing Activities
Proceeds from government grant	—	2,751
Proceeds from stock option exercises	1,010	524
Net cash provided by financing activities	1,010	3,275
Effect of exchange rates on cash	(687)	(552)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,429	(20,970)
Cash, cash equivalents and restricted cash at beginning of period (Note 5)	86,966	107,936
Cash, cash equivalents and restricted cash at end of period (Note 5)	$129,395	$86,966

Supplemental Cash and Non-Cash Information:
Accounts payable and accrued expenses related to purchases of property and equipment	$1,497	$3,808
Incomes taxes paid	$286	$222
Lease liabilities arising from obtaining right-of-use assets	$12	$6,008

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

The Company is engaged in the development of AI-enhanced high-performance, Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”) and other applications. The Company’s mission is to accelerate the world’s energy transition through material discovery and battery management. The Company’s differentiated battery technology has been designed to combine the high energy density of Li-Metal with the cost-effective, large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries which will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarter is located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have commenced, and the Company has derived revenue from its principal business activities starting in October 2024.

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

Reclassification of Prior Period Amounts

Certain amounts have been reclassified to conform to the current year financial statement presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of commitments and contingencies, and the reported amounts of revenues and expenses. The Company bases its estimates on available historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from those estimates.

Significant estimates and assumptions include those related to the valuation of (i) certain equity awards, including common stock awards prior to the Business Combination, the Sponsor Earn-Out Shares, the Earn-Out Restricted Shares, and performance stock units, (ii) revenue from customers, (iii) deferred tax assets and uncertain income tax positions, (iv) the measurement of operating lease liabilities, and (v) the evaluation of the recoverability of long-lived assets, including intangible assets. On an ongoing basis, the Company evaluates these judgments and estimates for reasonableness.

Foreign Currency Translation

For the foreign subsidiaries of the Company, assets and liabilities are translated into U.S. dollars using exchange rates as of the balance sheet date, and income and expenses are translated using the average exchange rates in effect for the related month. The net effect of these translation adjustments is reported in accumulated other comprehensive (loss) income within total stockholders’ equity on the consolidated balance sheets. Net realized and unrealized gains (losses) from foreign currency transactions are included in miscellaneous income (expense), net in the consolidated statements of operations and comprehensive loss and were $0.2 million and $0.3 million for the years ended December 31 2024 and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments that have original maturity periods of 90 days or less at the time of purchase that are readily convertible to known amounts of cash.

Restricted Cash

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies. If the date of availability or disbursement is less than one year, restricted cash is reported within prepaid expenses and other current assets on the consolidated balance sheets. If the date of availability or disbursement is longer than one year and the balances are maintained under an agreement that legally restricts the use of such funds, restricted cash is reported within other assets on the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had restricted cash balances of $0.6 million and $1.3 million, respectively.

Revenue from Contracts with Customers

In October 2024, the Company began to generate revenue from its planned principal business activities. The Company recognizes revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-steps:

1.	identify the contract(s) with the customer;
2.	identify the performance obligations in the contract;
3.	determine the transaction price;
4.	allocate the transaction price to the performance obligations in the contract; and
5.	recognize revenue as performance obligations are satisfied.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company’s contracts do not contain significant financing components.

Product Revenue

The Company manufactures and sells Li-Metal battery cells and battery materials, such as electrolytes, to automotive original equipment manufacturers (“OEMs”) and other manufactures. Product revenue is recognized at a point in time upon transfer of control of the product. Transfer of control generally occurs upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for the promised goods.

Service Revenue

The Company provides services for the design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications. Customers of the Company’s design and development services include OEM’s and other companies who use our battery technology and battery materials in their products, not limited to EV, UAM, and drones. Service revenue contracts generally have a term that extends from one to two years beginning at the effective date of the contract.

Consideration for service revenue contracts generally include up-front payments as well as further payments that become payable when the Company meets specific contractual milestones. The Company has an enforceable right to payment for performance completed to date and the deliverable has no alternative use to the Company. Judgment is required in the assessment of progress toward completion of the performance obligations. Service revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward the satisfaction of its performance obligations.

Some of the Company’s service revenue contracts contain multiple performance obligations that are to be satisfied in sequential order and require customer acceptance to progress to the next performance obligation. This creates variable consideration in the context of the contract, which is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur; otherwise, the Company reduces transaction price by the amount of the variable consideration.

Deferred Revenue

Deferred revenue represents situations where the cash is collected, but the related revenue has not yet been recognized. Revenue is subsequently recognized when the revenue recognition criteria are met. Service revenue is generally invoiced based on contractual milestones and recognized based the Company’s estimated progress toward the satisfaction of the performance obligations.

Costs to Fulfill a Customer Contract

Certain costs, such as employee compensation for design, discovery and development services, are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred costs are recognized as cost of revenue in the period when the related revenue is recognized. As of December 31, 2024, total deferred contract costs were $0.1 million.

Cost of Revenue

Cost of revenue includes materials, labor, inventory, freight costs, overhead and other costs related to manufacturing our products and completing service contracts. Labor consists of personnel-related expenses such as salaries and benefits, and stock-based compensation. Overhead and other costs consist primarily of expenses incurred for outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to battery materials and design services are recognized in the same period as the associated revenue is recognized.

Investments

The Company has investments in marketable debt and equity securities. Investments in marketable debt securities consist of U.S. treasury securities and are classified as available-for-sale at the time of purchase. The Company reevaluates the available-for-sale classification at each balance sheet date. These available-for-sale marketable debt securities are recorded at fair value, with any unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in total stockholders’ equity on the consolidated balance sheets until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of U.S. treasury securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are reported within interest income in the consolidated statements of operations and comprehensive loss. Investments in marketable debt securities with a stated maturity date of less than one year are classified as short-term investments, while these with a stated maturity date of more than one year, and that are not expected to be used in current operations, are classified as long-term investments on the consolidated balance sheets, respectively. Investments in marketable equity securities are classified as short-term investments when the Company’s intention is to sell within a year, otherwise they will be classified as long-term investments. Investments in marketable equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with changes to fair value reported within miscellaneous income (expense), net in the consolidated statements of operations and comprehensive loss.

Inventories

Inventories consist of raw materials and are stated at the lower of average cost or net realizable value.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The Company seeks to mitigate its credit risk with respect to such concentrations by holding its deposits with large, reputable, domestic financial institutions and investing in high credit rated shorter-term instruments. The account balances at these institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there may be a concentration of risk related to amounts invested in excess of FDIC insurance coverage. As of December 31, 2024 and 2023, the amount of cash, cash equivalents and restricted cash held by our subsidiaries in foreign bank accounts was $4.4 million and $11.1 million, respectively.

The Company had one customer during the year ended December 31, 2024 that accounted for approximately 90% of the Company’s revenue and outstanding accounts receivable, respectively, for the year ended December 31, 2024.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Current assets
Cash equivalents in money market funds (Note 5)	$120,888	$—	$—	$120,888
U.S. treasury securities	132,782	—	—	132,782
Equity securities(1)	967	—	—	967
Total current assets at fair value	$254,637	$—	$—	$254,637

Non-current liabilities
Sponsor Earn-Out liabilities	$—	$—	$9,472	$9,472
Total non-current liabilities at fair value	$—	$—	$9,472	$9,472

December 31, 2023
Current assets
Cash equivalents in money market funds (Note 5)	$74,997	$—	$—	$74,997
U.S. treasury securities (Note 6)	246,127	—	—	246,127
Equity securities(1)	648	—	—	648
Total current assets at fair value	$321,772	$—	$—	$321,772

Non-current assets
Restricted cash in money market funds	$614	$—	$—	$614
Total non-current assets at fair value	$614	$—	$—	$614
Total assets at fair value	$322,386	$—	$—	$322,386

Non-current liabilities
Sponsor Earn-Out liabilities	$—	$—	$4,166	$4,166
Total non-current liabilities at fair value	$—	$—	$4,166	$4,166

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

There were no transfers in or out of Level 3 measurements during the years ended December 31, 2024 and 2023.

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

Amortization expense is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including amortizable intangible assets and ROU assets, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or circumstances arise, the Company will compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value of the assets, as based on the expected discounted future cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no impairments of long-lived assets during the years ended December 31, 2024 and 2023.

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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attached to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense or as other income, depending on the nature of the grant, in the consolidated statements of operations and comprehensive loss or as a reduction of the cost of the related asset in the consolidated balance sheets. If a grant amount is received but not earned, then such amount is deferred and shown as a liability in the consolidated balance sheet. See “Note 10 – Government Grant” for additional information about a government grant awarded to the Company.

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

The Sponsor Earn-Out Shares in Tranche 1 are accounted for as equity instruments because they are legally owned by the Sponsor, cannot be forfeited and were subject only to transfer restrictions that lapsed 180 days after February 3, 2022 (the “Closing Date”), which occurred on August 2, 2022, and as such meet the equity classification criteria in accordance with ASC 505, Equity. The Sponsor Earn-Out Shares under Tranche 2 through Tranche 5 are accounted for as a derivative liability measured at fair value, with changes in fair value reported within other expense, net on the consolidated statements of operations and comprehensive loss at each reporting period, because the earn-out triggering events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the shares of Class A common stock. As of December 31, 2024, the earn-out triggering events were not achieved for any of Tranche 2 through Tranche 5. See “Note 11 – Sponsor Earn-Out Liabilities” for further information on fair value.

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

The Escrowed Earn-Out Shares to be released upon achievement of the vesting condition are classified as equity instruments and recorded at fair value in stockholders’ equity as vesting is indexed to the common stock of the Company. The Earn-Out Restricted Shares are accounted for as a single tranche equity award. See “Note 15 – Stock-Based Compensation” for further information on fair value of the Earn-Out Restricted Shares.

Common Stock Warrants

Prior to the Business Combination, Ivanhoe had issued 9,200,000 public warrants (“Public Warrants”) and 5,013,333 private placement warrants (“Private Warrants” and collectively with the Public Warrants, the “Warrants”) which were assumed by the Company at Closing. On February 1, 2022, prior to Closing, the Ivanhoe warrant holders approved certain amendments to the terms of the Warrants such that the Warrants met the derivative scope exception for contracts in the Company’s own stock and were recorded in stockholders’ equity. Prior to the amendment, the Warrants were accounted for as derivative liabilities measured at fair value, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss at each reporting period. Each whole Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share. Pursuant to the Warrant agreement, a Warrant holder may exercise its Warrants only for a whole number of shares of Class A common stock. This means only a whole Warrant may be exercised at a given time by a warrant holder.

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

Research and Development

Research and development costs with no alternative future use are expensed as incurred. Research and development costs are comprised of expenses incurred in performing research and development activities, including compensation and benefits for employees, materials and supplies, payments to consultants, patent related legal costs, facility costs, depreciation, and travel expenses. Additionally, payments received by the Company under its JDAs are recognized as a reduction to research and development expense in the consolidated statements of operations and comprehensive loss.

General and Administrative

General and administrative expenses consist primarily of costs incurred for salaries and personnel-related expenses, including stock-based compensation expense, for our finance, legal and human resource functions, expenses for director and officer insurance, outside contractor and professional service fees, audit and compliance expenses, legal, accounting and other advisory services, as well as allocated facilities and information technology costs including depreciation and amortization.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards made to employees, directors, and non-employees, based on estimated fair values as of the grant date and recognizes the compensation expense using the straight-line method over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures when they occur. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. The inputs used in valuation models to estimate the fair value of certain stock-based awards are subjective and generally require significant analysis and judgment to develop. See “Note 15 – Stock-Based Compensation” for additional information about stock-based awards.

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

Other Comprehensive Income (Loss)

Other Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity on the consolidated balance sheets. The components of comprehensive loss are net loss, foreign currency translation adjustments and unrealized gains and losses from available-for-sale marketable debt securities. The Company does not provide for income taxes on foreign currency translation adjustments since it does not provide for taxes on the unremitted earnings of its foreign subsidiaries. The tax effects of unrealized gains and loss from available-for-sale marketable debt securities is recorded in deferred tax assets (liabilities) and fully offset by the valuation allowance. The changes in accumulated other comprehensive income (loss) are included in the Company’s consolidated statements of operations and comprehensive loss.

Net Income (Loss) Per Share

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-7, Improvements to Reportable Segment Disclosures, which requires disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted the new guidance beginning for fiscal year 2024. See Note 18 for the Company’s disclosures in accordance with this new guidance.

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

In November 2024, The FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of adoption on our consolidated financial statements.

The Company has reviewed all other accounting pronouncements issued during the year ended December 31, 2024 and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Revenue

We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and from providing research and development services, as this depicts how the nature, amount, timing, and cash flows are affected by economic factors. The following table summarizes the Company’s disaggregated revenue:

Year Ended December 31,
(in thousands)	2024
Revenue from customers:
Service revenue	$1,920
Product revenue	120
Total revenue from customers	$2,040

Remaining Performance Obligations

We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, was approximately $3.4 million, which is expected to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

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

In February 2021, the Company established a partnership with GM Global Technology Operations LLC (“GM Technology”), an affiliate of GM Ventures LLC (“GM Ventures”), and General Motors Holdings LLC (“GM Holdings”) (collectively, “General Motors” or “GM”) when it entered into a JDA to jointly research and develop the A-Sample Li-Metal batteries and build-out a prototype manufacturing line for GM Technology. The JDA concluded in September 2024.

In December 2021, the Company established a partnership with Honda Motor Company, Ltd. (“Honda”) when it entered into a JDA to jointly research and develop the A-Sample Li-Metal batteries, which concluded in June 2023. The Company entered into a B-sample services agreement with Honda to replace the JDA in January 2025, with a term through the end of 2025.

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

R&D activities. The following table summarizes credits to research and development recorded in accordance with the terms of the JDA agreements:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development (related party)	$3,190	$10,594
Research and development	5,385	12,472
Total credits to research and development	$8,575	$23,065

As of December 31, 2024, there were no receivables from related party outstanding compared to $3.9 million outstanding as a receivable from related party as of December 31, 2023, as disclosed in the consolidated balance sheets. As of December 31, 2024, there was no non-related party receivable outstanding compared to $5.1 million outstanding as of December 31, 2023. Amounts for non-related party receivables are recorded within prepaid expenses and other current assets in the consolidated balance sheets.

Note 5.  Cash and Cash Equivalents

The following table presents information about the Company’s cash, cash equivalents, and restricted cash, as shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2024	December 31, 2023
Cash	$7,908	$10,674
Money market funds	120,888	74,997
Total cash and cash equivalents	128,796	85,671
Restricted cash included in other assets	599	1,295
Total cash, cash equivalents, and restricted cash	$129,395	$86,966

Note 6.  Short-Term Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S treasury securities as of December 31, 2024 and December 31, 2023, which had maturity dates that range from 0 months to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the years ended December 31, 2024 and 2023.

December 31, 2024		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$132,615	$167	$—	$132,782
Total	$132,615	$167	$—	$132,782

December 31, 2023		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$245,797	$337	$(7)	$246,127
Total	$245,797	$337	$(7)	$246,127

The Company has $1.0 million and $0.6 million marketable equity securities as of December 31, 2024 and 2023, respectively, with an initial cost of $0.5 million. Total unrealized gain of $0.5 million and $0.1 million is recorded under miscellaneous (expense) income, net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively.

Note 7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Laboratory machinery and equipment	$31,092	$21,762
Office and computer equipment	1,595	1,169
Leasehold improvements	24,390	18,228
Construction in progress	1,971	9,773
Total property and equipment	59,048	50,932
Less: accumulated depreciation	(20,883)	(12,973)
Property and equipment, net	$38,165	$37,959

Depreciation expense was $8.2 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively.

Note 8. Intangible Assets, Net

Intangible assets, net consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Intellectual property	$1,918	$1,918
Less: accumulated amortization	(701)	(573)
Intangible assets, net	$1,217	$1,345

Amortization expense was $0.1 million for each of the years ended December 31, 2024 and 2023, respectively. Amortization expense associated with the intangible assets included on the Company’s consolidated balance sheets as of December 31, 2024 is expected to be as follows:

Years Ending December 31,	(in thousands)
2025	$128
2026	128
2027	128
2028	128
2029	128
Thereafter	577
Total	$1,217

Note 9.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Vendor project charges	$7,500	$—
Employee compensation and related costs	6,646	7,022
Professional and consulting services	1,480	1,273
Construction in process	1,408	3,182
Income taxes payable	313	288
Other	982	1,356
Accrued expenses and other current liabilities	$18,329	$13,121

Note 10.  Government Grant

In December 2022, the Company was awarded a grant (the “Grant”) from certain government agencies. The incentives received under the Grant, which is in the form of cash, can be used for facilities related expenses and the purchase of property and equipment. The Company is required to adhere to the following conditions attached to the incentives, which include purchase of a government grant guarantee insurance policy, required minimum investments into specified spending categories and the creation of a minimum amount of permanent full-time jobs in a certain geographical location over the next five years, with the option to extend to 10 years by remaining in a certain geographical location. If determined that we were ineligible to receive the Grant, we could be required to repay the Grant in its entirety with interest. The Company has yet to fulfill the required minimum investment and minimum employment conditions hence interest payable was recorded. The compliance with these conditions will continue to be monitored over the remaining grant period.

As of December 31, 2024 and 2023, respectively, the Company had received, but not yet earned 12 billion Korean won. These balances are equivalent to $8.1 million and $9.3 million, after translation, as of December 31, 2024 and December 31, 2023, respectively, which is disclosed as a noncurrent liability in the consolidated balance sheets.

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

	December 31, 2024	December 31, 2023
Expected term (in years)	5.9	3.1
Risk free rate	4.38%	4.04%
Expected volatility	95.0%	91.0%
Expected dividends	0%	0%
Stock price	$2.19	$1.83

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. Expected volatility is based on the weighted average historical volatilities of the Company’s Class A common stock and public warrants as well as the common stock of select peer companies’ that matches the expected term of the awards (range of the weighted average of volatility is 87.3% - 122.5% and 83.8% - 96.2% for the years ended December 31, 2024 and 2023, respectively). The expected term is derived from the probability weighted model, considering the number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance as of December 31, 2022	$10,961
Change in fair value	(6,795)
Balance as of December 31, 2023	4,166
Change in fair value	5,306
Balance as of December 31, 2024	$9,472

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

The Company’s total operating lease cost was $3.5 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities was $3.5 million and $2.9 million for the years ended December 31, 2024 and 2023.

The following table summarizes the future minimum undiscounted lease payments under existing operating leases as of December 31, 2024:

Years Ending December 31,	(in thousands)
2025	$3,458
2026	2,789
2027	1,900
2028	1,664
2029	1,163
Thereafter	1,913
Total future minimum lease payments	12,887
Less: imputed interest	(2,325)
Total future minimum lease payments	$10,562

As of December 31, 2024 and 2023, the weighted average remaining lease term for operating leases was 4.9 years and 5.6 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 7.4% and 7.4%, respectively.

Woburn Lease

In August 2016, the Company entered into an operating lease agreement to lease an office space in Woburn, Massachusetts with the original lease term expiring in August 2021. The lease agreement has one five-year renewal option and has variable lease payment that depends on the CPI index and is measured annually. In May 2020, the Company extended the term of the lease by 5 years through August 2026. In February and March 2021, the Company amended the lease agreement increasing the leased space. In December 2021, the Company further amended the lease agreement reducing the leased space. The amendment includes an obligation to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term), only if the new tenant does not pay monthly rental amount and lessor has provided a notice to collect the relinquishment charges from the Company. As of December 31, 2024, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote. Total future minimum lease payments under this lease are $6.0 million.

In October 2022, the Company entered into an amendment to the operating lease agreement for its Woburn facility to add additional space and is accounted for as a separate lease (“Addition Lease”). Pursuant to the amendment, the landlord has agreed to construct an addition to the existing facility for such additional space, which commenced in June 2023 and expires at the same time as the original lease. The Addition Lease also contains a variable lease payment that depends on the CPI Index and is measured annually. The additional space consists of approximately 5,000 square feet and the total undiscounted future minimum lease payments for the addition through the expected 8-year term will be approximately $1.3 million.

Electrolyte Foundry Lease

In June 2023, the Company entered into an operating lease agreement to lease a lab space in Woburn, Massachusetts with the original lease term expiring five years after the delivery date upon completion of the build-out. The lease agreement has renewal terms that can extend the lease term by providing application for renewal at least six months before the expiry and has variable lease payment that depends on the CPI index and is measured annually. In January 2024, the Company started using the lab space. Total future minimum lease payments under this lease are $2.3 million.

Shanghai Lease

In September 2018, the Company entered into an operating lease agreement to lease a manufacturing space in Shanghai, China with the original lease term expiring in August 2023. In September 2021, the Company amended the lease agreement. The amendment increased the amount of leased space and extended the term of the lease by three years through August 2026. Total future minimum lease payments under this lease are $2.4 million. The lease agreement has renewal terms that can extend the lease term by providing application for renewal at least 90 days before the expiry and provides for annual cost of living increases of up to 3%.

South Korea Leases

In November 2022, the Company entered into an operating lease agreement with a lease commencement date of July 2022 to lease a manufacturing building in the Chungju, South Korea industrial complex with the original lease term expiring in September 2024. The lease agreement was renewed in September 2024 for an additional two-year term that can be terminated with 90-day notice and provides for annual cost of living increases in rent. Total future minimum lease payments under this lease are $1.0 million.

In February 2023, the Company entered into an operating lease agreement with a commencement date of February 1, 2023 to lease a second manufacturing space in the Chungju, South Korea industrial complex with the original lease term expiring in December 2024.  In June 2024, the Company terminated this lease agreement resulting in no future lease payments and the removal of the corresponding lease asset and liability.

Note 13.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM Partners which involves expenditures related to engineering efforts and purchases of related equipment. The JDA has an agreed-upon value of up to $35 million, of which the Company has spent $16.1 million as of December 31, 2024.

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

Note 14. Stockholders’ Equity

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

As of December 31, 2024, the Company had 317,676,034 and 43,881,251 shares of Class A common stock and Class B common stock issued and outstanding, respectively and as of December 31, 2023 had 310,266,922 and 43,881,251 shares of Class A common stock and Class B common stock issued and outstanding, respectively. For accounting purposes, only shares that are fully vested or that are not subject to repurchase are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

	December 31, 2024	December 31, 2023
Total shares of common stock legally issued and outstanding	361,557,285	354,148,173
Less: Shares subject to future vesting:
Escrowed Earn-Out Shares	(27,690,978)	(27,690,978)
Sponsor Earn-Out Shares	(5,520,000)	(5,520,000)
Earn-Out Restricted Shares	(765,990)	(1,619,998)
RSAs	(255,458)	(649,567)
Total shares issued and outstanding	327,324,859	318,667,630

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 20,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights of such preferred stock. As of December 31, 2024 and 2023, no shares of the Company’s preferred stock were issued and outstanding.

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

As of December 31, 2024 and 2023, the Company had outstanding Public Warrants to purchase 9,199,947 shares of Class A common stock.

Private Warrants

The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable. As of December 31, 2024 and 2023, the Company had outstanding Private Warrants to purchase 5,013,333 shares of Class A common stock.

The Company has the following shares of common stock available for future issuance on an as-if converted basis:

	December 31, 2024	December 31, 2023
Shares reserved for issuance under the SES AI Corporation 2021 Plan	37,263,345	34,965,909
Common stock options outstanding	6,063,110	13,619,793
Public Warrants	9,199,947	9,199,947
Private Warrants	5,013,333	5,013,333
RSUs	13,282,923	6,359,474
PSUs	5,973,050	3,364,810
Total common stock available for future issuance	76,795,708	72,523,266

Note 15.  Stock-Based Compensation

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

SES AI Corporation 2021 Plan

In connection with the Business Combination, the Company adopted the SES AI Corporation 2021 Incentive Award Plan (the “SES 2021 Plan”) under which 36,862,002 shares of Class A common stock were initially reserved for issuance of ISOs, NSOs, stock appreciation rights (“SARs”), RSAs, restricted stock units (“RSUs”), performance compensation awards (“PSUs”), other stock-based and cash-based awards, and dividend equivalents. In addition, and subject to certain limitations, any shares issued pursuant to or subject to awards granted under the 2021 Plan that expired or otherwise terminated without having been exercised in full or that were forfeited or repurchased by the Company, rolled into the SES 2021 Plan. The SES 2021 Plan allows for the maximum number of shares issuable to automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to two percent of the total number of shares of stock outstanding on December 31st of the preceding year. As of December 31, 2024, 37,263,345 shares remain available for future issuance under the SES 2021 Plan.

Stock-Based Compensation Expense

Compensation expense related to stock-based awards was recorded as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Research and development	$8,021	$3,796
General and administrative	11,896	16,853
Cost of revenue	18	—
Total	$19,935	$20,649

The following table summarizes share-based compensation expense by award type:

	Years Ended December 31,
(in thousands)	2024	2023
Earn-Out Restricted Shares	$1,997	$2,689
RSUs	12,733	9,644
PSUs	2,885	4,781
RSAs	1,950	3,133
Stock options	370	402
Total	$19,935	$20,649

 Restricted Stock Units

RSUs granted under the SES 2021 Plan vest in equal annual installments over a three-year period and have only service vesting conditions. The fair value of RSUs is estimated based on the closing price of the Company’s Class A common stock at the date of grant and is amortized to expense on a straight-line basis over the vesting period. RSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2022	2,807,660	$8.61
Granted	5,365,427	$2.25
Vested	(1,063,863)	$8.41
Forfeited and canceled	(749,750)	$4.95
Outstanding at December 31, 2023	6,359,474	$3.71
Granted	11,729,289	$1.32
Gross vested units	(2,413,455)	$4.14
Forfeited and canceled	(2,392,385)	$1.95
Outstanding at December 31, 2024	13,282,923	$1.83

The total fair value of RSUs vested was $10.0 million and $8.9 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $14.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.0 years.

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

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2022	1,270,726	$5.09
Granted	—	$-
Vested	(610,335)	$5.14
Forfeited and canceled	(10,824)	$5.13
Outstanding at December 31, 2023	649,567	$5.05
Granted	—	$—
Vested	(386,964)	$5.05
Forfeited and canceled	(7,145)	$5.07
Outstanding at December 31, 2024	255,458	$5.04

The total fair value of RSAs vested was $2.0 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $1.2 million of unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 0.3 years.

Performance Stock Units

PSUs granted under the SES 2021 Plan generally vest over a three-year period and have both service and market vesting conditions. PSUs are measured at their estimated fair value using a Monte Carlo simulation valuation model with the effect of the market condition reflected in the grant date fair value of the award. The fair value of PSU awards is amortized to expense on a straight-line basis over the requisite service period, irrespective of whether the market vesting condition is satisfied, which is generally two to three years. The key inputs used in the Monte Carlo simulation model for PSUs granted during the years ended December 31, 2024 and 2023 at their measurement date were as follows:

	2024	2023
Expected term (in years)	3.0	5.0
Risk free rate	4.06%	3.57%
Expected volatility	90.0%	80.0%
Expected dividends	0%	0%
Stock price	$1.36	$2.25

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. Expected volatility is based on the weighted average historical volatilities of the Company’s Class A common stock and select peer companies’ common stock that matches the expected term of the awards. The expected term is derived from the vesting period. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

PSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2022	2,116,942	$5.98
Granted	1,631,800	$0.58
Vested	—	$—
Forfeited and canceled	(383,932)	$3.86
Outstanding at December 31, 2023	3,364,810	$3.60
Granted	3,637,556	$0.42
Vested	—	$—
Forfeited and canceled	(1,029,316)	$6.96
Outstanding at December 31, 2024	5,973,050	$1.34

As of December 31, 2024, there was $1.8 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Earn-Out Restricted Shares activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2022	1,931,044	$6.53
Granted/vested	—	$—
Forfeited and canceled	(311,046)	$6.53
Outstanding at December 31, 2023	1,619,998	$6.53
Granted/vested	—	$—
Forfeited and canceled	(854,008)	$6.53
Outstanding at December 31, 2024	765,990	$6.53

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

Stock Options

Options granted under the 2021 Plan and assumed under the SES 2021 Plan vest 1/4th upon completion of one year of service and 1/48th per month thereafter, however in certain instances options have been granted with immediate vesting. Options under the Plan generally expire 10 years from the date of grant and have only service vesting conditions. Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	18,308,233	$0.17	7.6	$54.6
Granted	—	$—
Exercised	(3,691,340)	$0.14		$7.0
Forfeited and canceled	(997,100)	$0.18
Outstanding at December 31, 2023	13,619,793	$0.17	6.8	$22.7
Granted	—	$—
Exercised	(6,507,475)	$0.16		$4.0
Forfeited and canceled	(1,049,208)	$0.19
Outstanding at December 31, 2024	6,063,110	$0.19	5.5	$12.2
Vested, December 31, 2024	5,848,933	$0.18	5.5	$11.8
Vested or expected to vest, December 31, 2024	6,063,110	$0.19	5.5	$12.2

No income tax benefit was recognized for stock options exercised as the Company does not anticipate realizing any such benefit in the near future. The fair value of stock options vested for the years ended December 31, 2024 and 2023 were $11.8 million and $16.4 million, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company’s stock over the expected term of the award, the expected life of the award, the risk-free interest rate and the dividend yield. There were no options granted during the years ended December 31, 2024 and 2023.

As of December 31, 2024, there was less than $0.1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 0.1 years.

Note 16.   Income Taxes

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

The U.S. and foreign components of loss before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
U.S.	$(13,573)	$(15,314)
Foreign	(86,424)	(38,939)
Loss before income taxes	$(99,997)	$(54,253)

Income tax expense consists of the following:

	Years Ended December 31,
(in thousands)	2024	2023
Current:
Federal	$—	$—
State	7	89
Foreign	459	115
Total current expense	466	204
Deferred:
Federal	—	—
State	—	—
Foreign	(278)	(1,057)
Total deferred expense	(278)	(1,057)
Income tax (benefit) expense	$188	$(853)

Reconciliations of the federal statutory income tax rate to the Company’s effective income tax rate are as follows:

	Years Ended December 31,
	2024	2023
Tax provision (benefit) at U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.0)%	(0.2)%
Foreign tax	(0.3)%	0.9%
Foreign income taxed at non US rates	0.0%	(0.1)%
Other permanent items	(0.1)%	(0.1)%
Section 162(m)	(0.7)%	(4.4)%
Stock-based compensation	(1.0)%	(0.8)%
Research and development tax credits	1.3%	2.7%
Unrecognized tax benefits	(0.4)%	(0.8)%
GILTI	0.0%	(0.3)%
Change in valuation allowance	(16.5)%	(18.3)%
Deferred adjustments	(2.5)%	0.0%
Change in Sponsor Earn-Out liabilities	(1.1)%	2.6%
Others	0.0%	(0.6)%
Effective tax rate	(0.2)%	1.6%

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

The components of the net deferred tax asset at the end of each year are as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating losses	$35,191	$30,453
Section 174	25,306	12,146
Research and development tax credits	4,298	3,720
Lease liabilities	3,060	3,980
Stock-based compensation	2,741	3,349
Accruals and reserves	1,547	1,499
Fixed assets	562	321
Intangibles	138	—
Other	94	120
Total deferred tax assets	72,937	55,588
Deferred tax liabilities:
ROU assets	(2,781)	(3,801)
Total deferred tax liabilities	(2,781)	(3,801)
Net deferred tax asset before valuation allowance	70,156	51,787
Valuation allowance	(68,821)	(50,730)
Net deferred tax asset	$1,335	$1,057

The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% was due primarily to the research and development credit and change in valuation allowance. The Company maintains full valuation allowance against its U.S. and Viking Power System Pte. Ltd., net deferred tax assets as it believes these deferred tax assets were not realizable on a more likely than not basis as of December 31, 2024. The Company's valuation allowance balance increased by $18.1 million and $11.9 million for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, the Company has Federal net operating loss (“NOLs”) carryforward of approximately $144.5 million, of which $9.2 million is for pre-2018 and $135.3 million is post 2017. The pre-2018 Federal NOLs carryforwards will begin to expire in 2033. The post-2017 Federal NOLs will carryforward indefinitely but can only offset 80% of annual taxable income. The Company also has Massachusetts NOLs carryforwards of approximately $81.2 million, which begins to expire in 2033.

As of December 31, 2023, the Company had Federal NOLs carryforward of approximately $124.7 million, of which $9.3 million was for pre-2018 and $115.4 million was post 2017. The pre-2018 Federal NOLs carryforwards will begin to expire in 2033. The post-2017 Federal NOLs will carryforward indefinitely but can only offset 80% of annual taxable income. The Company also had Massachusetts NOLs carryforwards of approximately $74.9 million, which begins to expire in 2033.

As of December 31, 2024 and 2023, the Company had federal research credit carryforwards of approximately $4.5 million and $3.8 million, respectively, which begins to expire in 2033, and Massachusetts research credit carryforwards of approximately $2.1 million and $1.9 million, respectively, which begins to expire in 2030.

The utilization of the Company’s NOLs and R&D credits and carryforwards may be subject to a limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of the NOL carryforwards before their utilization. During 2024, management does not believe there were significant ownership changes that would trigger a Section 382 limitation.

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

As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits was $7.6 million and $5.5 million respectively, of which $7.3 million would affect 2024 income tax expense, if recognized, without considering any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company includes interest and penalties related to unrecognized tax benefits within the benefit from (provision for) income taxes. As of the years ended December 31, 2024 and 2023 the total amount of gross interest accrued in each year was less than $0.1 million, respectively.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	As of December 31,
(in thousands)	2024	2023
Beginning of the year	$5,502	$4,573
Increase – prior year positions	1,521	311
Increase – current year positions	577	618
Decrease – prior year positions	—	—
End of the year	$7,600	$5,502

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

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable R&E activity performed outside the United States).  The Company generated a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2024 which was fully offset with a valuation allowance.

Note 17.  Net Income (Loss) Per Share

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

	Years Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(100,185)	$(53,400)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	321,824,143	315,051,508
Net loss per share attributable to common stockholders - basic and diluted	$(0.31)	$(0.17)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	Years Ended December 31,
	2024	2023
Escrowed Earn-Out Shares	27,690,978	27,690,978
Options to purchase common stock	6,063,110	13,619,793
Public Warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private Warrants	5,013,333	5,013,333
Unvested RSUs	13,282,923	6,359,474
Unvested PSUs	5,973,050	3,364,810
Earn-Out Restricted Shares	765,990	1,619,998
Unvested RSAs	255,458	649,567
Total	73,764,789	73,037,900

Note 18. Segment and Geographic Information

Operating Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating and reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses operating income (loss) as the measure of financial performance and for resource allocation decisions.

Significant Expenses

The Company concluded it operates as one operating and reportable segment based on the information regularly reviewed by the CODM for decision making, resource allocation, and evaluating financial performance. The information included is categorized into different significant expense lines such as compensation and benefits, lab and equipment, professional services, general and administrative, facility, and sales and marketing. For the year ended December 31, 2024, the Company reported to its CODM $33.5 million in compensation and benefits excluding stock compensation and net of reimbursements, $18.3 million in lab and equipment net of reimbursements, $16.0 million in general and administrative, $12.7 million in professional services, $8.6 million in facility, and $1.6 million in sales and marketing. For the year ended December 31, 2023, the Company reported to its CODM $16.9 million in compensation and benefits excluding stock compensation and net of reimbursements, $5.7 million in lab and equipment net of reimbursements, $13.7 million in general and administrative, $12.6 million in professional services, $7.4 million in facility, and $1.2 million in sales and marketing.

Geographic Information

For the year ended December 31, 2024, revenue outside of the United States, based on customer billing address in the Asia Pacific region, was 100% of total revenue.

The Company’s long-lived assets consist primarily of property and equipment and intangible assets and are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows:

	As of December 31,
(in thousands)	2024	2023
Property and equipment, net:
Asia Pacific	$24,041	$24,032
United States	14,124	13,927
Total property and equipment, net	$38,165	$37,959

Note 19. Defined Contribution Plan

The Company offers a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company contributed $0.7 million and $0.5 million to the defined contribution retirement savings plan for the years ended December 31, 2024 and 2023, respectively.

Note 20.  Related-Party Transactions

Pursuant to the director nomination agreement, dated as of July 12, 2021, with the Company (the “Director Nomination Agreement”), General Motors Company and its affiliates (“GM”) were considered related parties due to their board representation and the board member’s employment position at GM, which remained in effect as long as GM continues to hold more than 5% of the fully diluted outstanding equity securities of SES as per the agreement. On October 29, 2024, GM and the Company mutually agreed to terminate the Director Nomination Agreement and GM terminated its board representation. Hence, GM is no longer considered a related party.  See “Note 4 – Partnerships” for more details about our prior partnership with GM.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as discussed below.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

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

Management with participation of the CEO and CFO under the oversight of the Audit Committee of our Board of Directors evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the evaluation described above, management determined that our internal control over financial reporting was not effective as of December 31, 2024, because of a material weakness. Specifically, a management review control associated with the valuation of the sponsor earn-out liabilities did not operate effectively as it did not evaluate a key assumption used in the valuation at an appropriate level of precision.

The material weaknesses did not result in any material misstatements to our consolidated financial statements or disclosures in the years ended December 31, 2024 and 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are exempt from this requirement as a smaller reporting company and non-accelerated filer.

Remediation Plan for Current Material Weakness

We are taking the following actions to remediate the material weakness described in this Item 9A and to enhance our overall control environment. We will design updated processes and controls and maintain sufficient and appropriate review documentation for the assessment of all key assumptions related to the valuation of sponsor earn out liabilities.

Remediation of Previously Reported Material Weaknesses

We previously identified a material weakness, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company did not design and maintain sufficient user access and monitoring controls to ensure appropriate segregation of duties and adequately restrict access to a financial application. As a result, automated and manual business process controls that are dependent on the affected IT general controls were also deemed ineffective, as they could have been adversely affected due to their reliance on information and configurations from the affected IT system.

Further, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, in the first quarter of 2024 we identified an additional material weakness in a review control because we failed to detect an error in the accounting for forfeitures of Earn-Out Restricted Shares upon a holder’s termination of employment.

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

As a result, we have concluded that, as of December 31, 2024, we have remediated the above-mentioned material weaknesses related to IT application, user access and monitoring controls, and to accounting for forfeitures of Earn-Out Restricted Shares upon a holder’s termination of employment.

Changes in Internal Control over Financial Reporting

As described above, we have taken and continue to take steps to remediate material weaknesses in our internal control over financial reporting described in “Remediation Plan for Current Material Weakness” and “Remediation of Previously Reported Material Weaknesses.” Other than in connection with the remediation process described above, no change in our internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) Item 1.01 Entry into a Material Definitive Agreement.

ATM Equity Offering Program

On February 28, 2025, we entered into a Controlled Equity Offering SalesSM Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Oppenheimer & Co. Inc. (each an “Agent” and together, the “Agents”), pursuant to which we may offer and sell from time to time, at our option, shares of our Class A common stock through the Agents. The issuance and sale, if any, of the Class A common stock under the ATM Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-271423), which became effective on April 28, 2023, and the related prospectus supplement, including an accompanying base prospectus, dated February 28, 2025 (the “Prospectus Supplement”), in each case filed with the SEC. In accordance with the terms of the ATM Agreement, under the Prospectus Supplement, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $150.0 million from time to time through the Agents.

Sales of shares of Class A common stock through the Agents, if any, will be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including, without limitation, sales made directly on the NYSE or any other existing trading market for the shares of Class A common stock. Subject to the terms and conditions of the ATM Agreement, the Agents will use their commercially reasonable efforts to sell shares of our Class A common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose).

We have agreed to pay the Agents a commission equal to up to 3.0% of the aggregate gross proceeds from the sales of shares of Class A common stock sold through the Agents under the ATM Agreement and will also reimburse the Agents for certain specified expenses in connection with entering into the ATM Agreement as well as in connection with each Representation Date (as defined in the ATM Agreement). Pursuant to the ATM Agreement, we have also provided the Agents with customary indemnification and contribution rights. The ATM Agreement contains customary representations and warranties and conditions to the sale of the shares of Class A common stock pursuant thereto.

We are not obligated to sell any Class A common stock under the ATM Agreement and may at any time suspend solicitation and offers thereunder.

The foregoing description of the material terms of the ATM Agreement is not complete and is qualified in its entirety by reference to the full text of the ATM Agreement, a copy of which is filed as Exhibit 10.32 to this Annual Report and is incorporated herein by reference.

The representations, warranties and covenants contained in the ATM Agreement were made solely for the benefit of the parties to the ATM Agreement, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the ATM Agreement is filed with this Annual Report only to provide investors with information regarding the terms of the ATM Agreement and not to provide investors with any other factual information regarding us or our business, and should be read in conjunction with the disclosures in our periodic reports and other filings with the SEC.

(b) Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III – OTHER INFORMATION

Item 10. Directors, Executive Offices and Corporate Governance

The information required by this Item will be set forth in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

4.2

Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-39845), filed with the Securities and Exchange Commission on March 31, 2022).

5.1*	Opinion of White & Case LLP.

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

10.3#*	SES AI Corporation 2021 Incentive Award Plan.

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

10.9#

Employment Agreement, dated as of March 2, 2022, by and between Kyle Pilkington and SolidEnergy Systems, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 27, 2024.

10.10#*	Employment Agreement, dated as of June 15, 2023, by and between Kang Xu and SolidEnergy Systems, LLC.

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

10.30

Form of Subscription Agreement for Institutional Investors (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (File No. 333-258691), filed with the Securities and Exchange Commission on January 5, 2022).

10.31

Form of Subscription Agreement for Individual Investors (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (File No. 333-258691), filed with the Securities and Exchange Commission on January 5, 2022).

10.32*†	Controlled Equity Offering Agreement, dated February 28, 2025, by and among SES AI Corporation, Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Oppenheimer & Co. Inc.
16.1

Letter from Withum Smith+Brown, PC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on April 18, 2022).

16.2	Letter from KPMG LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-39845), filed with the Securities and Exchange Commission on June 16, 2023).

19.1*	SES AI Corporation - Compliance with United States Federal Securities Laws Regarding Insider Trading: Security Trading Policy

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

23.2*	Consent of White & Case LLP (included in Exhibit 5.1).

24.1*	Power of Attorney (included on the signature page to this Annual Report).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
97.1

Policy for the Recovery of Erroneously Awarded Compensation. (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-39845) filed with the Securities and Exchange Commission on February 27, 2024).

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

Date: February 28, 2025

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

Signature	Title	Date

/s/ Qichao Hu	Chief Executive Officer and Chairman	February 28, 2025
Qichao Hu	(Principal Executive Officer)

/s/ Jing Nealis	Chief Financial Officer	February 28, 2025
Jing Nealis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jang Wook Choi	Director	February 28, 2025
Jang Wook Choi

/s/ Eric Luo	Director	February 28, 2025
Eric Luo

/s/ Jiong Ma	Director	February 28, 2025
Jiong Ma

/s/ Michael Noonen	Director	February 28, 2025
Michael Noonen