Form 10-K/A
period 2024-12-31
SES AI Corp
filed 2025-04-30
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of SES AI Corporation (the “Company”) for the fiscal year ended December 31, 2024 (“Fiscal 2024”), filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “Original Form 10-K”), is to include the information required by Part III, Items 10 through 14. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer’s fiscal year end. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to a proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not affect any other section of the Original Form 10-K and speaks as of the filing date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Under our Certificate of Incorporation and Bylaws (the “Bylaws”), our Board of Directors (the “Board”) is divided into three classes. Only one class of directors is elected in each year and each class serves a three-year term. The term length of each Class is, for each Class III director, a term that expires at the 2025 annual meeting of stockholders; for each Class II director, a term that expires at the Company’s 2026 annual meeting of stockholders; and, for each Class II director, a term that expires at the Company’s 2027 annual meeting of stockholders. Biographies of our directors are listed below. Ages set forth below are as of April 15, 2025.

Dr. Qichao Hu, 39, serves as the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board. Dr. Hu has served as Founder, Chief Executive Officer and Director of SES since 2012. Dr. Hu is also a board member on the MIT Enterprise Forum Cambridge. Dr. Hu is recipient of MIT Technology Review’s “Innovators Under 35” and was named among the 2013 Forbes “30 Under 30.” Dr. Hu earned his PhD in Applied Physics from Harvard University, and his BS in Physics from MIT.

We believe that Dr. Hu is qualified to serve both as a member of our management team and the Board because of his visionary leadership of SES from inception to date, his scientific and managerial expertise in the EV battery development industry, his innovative plans for SES’s future and his ability to execute on those plans. Dr. Hu is currently a Class III director.

Dr. Jiong Ma, 61, serves as a director of the Company, a position she has held since February 2022. Dr. Ma is a General Partner of Phoenix Venture Partners (PVP). Before joining PVP in 2024, she was founder and CEO of Chavant Capital Acquisition Corp., which successfully merged with Mobix Labs (NASDAQ: MOBX) in 2023. From 2008 to 2020, Dr. Ma served as a Partner at Braemar Energy Ventures (“Braemar”), a venture capital firm investing in early to mid-stage technology companies operating in the mobility, power, resources and infrastructure sectors. At Braemar, Dr. Ma focused on investments in digitization of industry, resource efficiency, mobility, renewable energy infrastructure, and deeptech. Prior to joining Braemar, Dr. Ma served in the Venture Capital Group at 3i Group plc (“3i”), a global private equity firm, from 2004 to 2008, where she was responsible for investment in the information technology and cleantech sectors. Prior to 3i, Dr. Ma served as Senior Manager of the Optical Networking Group, Technology and Business Leadership at Lucent

Technologies and Bell Labs, where she was responsible for product portfolio strategy, new product launches for Optical and Data Networking, and research and product development. Dr. Ma was also a founding team member of Onetta, a fiber networks company. Dr. Ma has served on the boards of Chavant and Anavex Life Sciences (NASDAQ: AVXL) since 2021. Dr. Ma received her PhD in electrical engineering from the University of Colorado at Boulder, MS in electrical engineering from the Worcester Polytechnic Institute in Massachusetts and BS in Physics from Lanzhou University.

We believe that Dr. Ma is qualified to serve as a director of our Board because of her extensive experience in research, operations and venture capital, particularly in the technology industry. Dr. Ma is currently a Class I director.

Michael Noonen, 62, serves as a director of the Company, a position he has held since February 2022. Since October 2022, Mr. Noonen has served as Chief Executive Officer of Swave Photonics, based in Leuven, Belgium. Previously, Mr. Noonen has served as Chief Executive Officer of MixComm Inc., a leader in RFSOI mmWave solutions based in New Jersey, which was acquired by Sivers Semiconductors in February 2022. Mr. Noonen brings 25 years of experience in leading technology businesses. Mr. Noonen has held various leadership positions, including as chairman and co-founder of Silicon Catalyst from 2013 to 2015, the world’s first semiconductor incubator and the EE Times 2015 Start-up of the Year, and as chairman of the board of Socle in Taiwan in 2013 (which was acquired by Foxconn), and was also previously Executive Vice President of Global Products, Design, Sales & Marketing at GlobalFoundries from 2011 to 2013. From 2008 and 2011, Mr. Noonen served as Executive Vice President of Worldwide Sales and Marketing at NXP Semiconductors (NASDAQ: NXPI). He has served on the board of SK Growth Opportunities Corporation (NASDAQ: SKGR) since June 2022 and previously served on the board of Energous (NASDAQ: WATT) from 2019 to 2021. Mr. Noonen received his B.S. from Colorado State University in Electrical Engineering and was named the College of Engineering Distinguished Alumni in 2012, was elected to the Global Semiconductor Alliance Board of Directors and holds multiple patents in the areas of Internet telephony and video communications.

We believe Mr. Noonen is qualified to serve as a director of our Board because of his experience in executive leadership positions and expertise in information technology, innovation and the electronics industry. Mr. Noonen is currently a Class I director.

Eric Luo, 59, serves as a director of the Company, a position he has held since February 2022. From 2017 until 2021, Mr. Luo served as Chairman and Chief Executive Officer of GCL System Integration Limited, GCL New Energy USA (“GCL”), an international energy conglomerate specializing in clean and sustainable energy. Prior to his position at GCL, Mr. Luo served as the Chief Executive Officer and Board Member of Shunfeng International Clean Energy Limited (SFCE), a Hong Kong-based supplier of law-carbon and energy saving integrated solutions from 2015 to 2017. Mr. Luo received his MBA from Michigan State University and BS in Operational Management from Zhejiang Gongshang University.

We believe that Mr. Luo is qualified to serve as a director of our Board because of his experience in executive leadership positions and expertise in clean and sustainable energy. Mr. Luo is currently a Class III director.

Dr. Jang Wook Choi, 49, serves as a director of the Company, a position he has held since February 2022. Since September 2020, Dr. Choi has served as Professor at Seoul National University, where he was previously Associate Professor from 2017 to 2020. Prior to joining Seoul National University, he was Associate Professor from 2012 until 2017 and Assistant Professor from 2010 until 2012 at Korea Advanced Institute of Science and Technology. Dr. Choi received his PhD in Chemical Engineering from California Institute of Technology and BS in Chemical Engineering from Seoul National University.

We believe that Dr. Choi is qualified to serve as a director of our Board because of his extensive academic experience and expertise in chemistry, engineering and battery technologies. Dr. Choi is currently a Class II director.

Executive Officers

Our executive officers are appointed by, and serve at the discretion of, our Board. There are no family relationships among our directors and executive officers. Biographies of our executive officers who are not also directors are listed below. For information on Dr. Qichao Hu, see “- Directors” above. Ages set forth below are as of April 15, 2025.

Name	Position
Dr. Qichao Hu	Chief Executive Officer and Chairman
Jing Nealis	Chief Financial Officer
Dr. Hong Gan	Chief Science Officer
Kyle Pilkington	Chief Legal Officer
Gang “Daniel” Li	Chief Manufacturing Officer
Kang Xu	Chief Technology Officer

Jing Nealis. Ms. Nealis, 46, serves as the Company’s Chief Financial Officer, a position she has held since March 2021. Ms. Nealis served as Senior Director, Corporate Finance at View Inc., from 2019 until March 2021. Previously, she served as Chief Financial Officer of SunPower Systems International Ltd. from 2017 until 2019, after having served in the same role in the International Division of Shunfeng International Clean Energy Ltd from 2014 until 2017. From 2012 to 2014, Ms. Nealis was Finance Director/Global Tax Director of Suntech Power, prior to which she was a manager at Deloitte from 2006 to 2012 and worked at Deloitte offices in Chicago, Shanghai, and Hong Kong. Ms. Nealis earned her MS in Accounting from the University of Hawaii and her Bachelor’s in International Business from China University of Petroleum in Beijing.

Dr. Hong Gan. Dr. Gan, 64, serves as the Company’s Chief Science Officer, a position he has held since 2020. Dr. Gan was previously SES’s Director of Research & Development from 2018 to 2020. From 2013 to 2018, he was Group Leader of the Energy Storage Group at the Sustainable Energy Department at the Brookhaven National Laboratory, and from 2011 to 2013, he was Senior Director of Research & Development at Enevate Corporation. From 1993 to 2011, Dr. Gan held various positions at Greatbatch Medical, culminating in his roles as Director, Battery Research and Director, Research & Development Power Sources, Primary Battery. Dr. Gan earned his PhD in Chemistry from the University of Chicago in 1990, and his BS in Chemistry from Peking University in 1982.

Kyle Pilkington. Mr. Pilkington, 43, serves as the Company’s Chief Legal Officer, a position he has held since July 2022. Mr. Pilkington previously served as SES’s Vice President, Legal from April 2022 to July 2022, and prior to that, was Associate General Counsel at International Game Technology PLC from March 2020 to April 2022. From 2019 to 2020, Mr. Pilkington was Of Counsel at Gibson, Dunn & Crutcher LLP in Singapore. Prior to that, Mr. Pilkington was a Local Principal at Baker & McKenzie from 2010 to 2019 and prior to that he was an associate at Sullivan & Cromwell LLP. Mr. Pilkington earned a BA in Economics at Middlebury College and a JD at the University of Chicago Law School.

Gang “Daniel” Li. Mr. Li, 57, serves as the Company’s Chief Manufacturing Officer, a position he has held since March 2023. Mr. Li previously served as Senior Vice President, Hyzon Motors from July 2021 to March 2023. Prior to that, he was General Manager at A123 Systems from March 2020 to July 2021 and Deputy General Manager at Wanxiang A123 Systems Corp from June 2020 to July 2021. Mr. Li served as Executive Vice President of Wanxiang Clean Energy USA from August 2012 to July 2021. Mr. Li earned a Masters in Engineering and a BS in Materials Science from Tsinghua University in Beijing, China.

Kang Xu. Mr. Xu, 60, serves as the Company’s Chief Technology Officer, a position he has held since October 2024. Mr. Xu previously served as SES’s Chief Scientist from August 2023 to October 2024. Prior to that, Mr. Xu served as an ARL Fellow at the U.S. Army Research Laboratory for 26 years, from August 1997 to August 2023. Mr. Xu is an MRS Fellow, ECS Fellow, emeritus ARL fellow and one of the world’s leading researchers in electrolyte materials and interfacial science. He has published more than 350 papers in this field, with an h-index of 118, and has been recognized with many awards for the discovery of new electrolyte materials as well as understanding of the fundamental mechanisms.

Controlled Company Exemption

SES is a “controlled company” for purposes of the NYSE listing requirements because our Chief Executive Officer and certain entities affiliated with him own more than 50% of the total voting power of our Common Stock. As such, SES is exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of the Board consist of independent directors, and that SES have nominating and compensation committees that are each composed entirely of independent directors operating under a written charter in line with the rules of the New York Stock Exchange (“NYSE Rules”). Even though SES is a controlled company, it is required to have, and does have, a fully independent Audit Committee. Notwithstanding its eligibility for the exemption from these requirements, SES currently has a majority of independent directors serving on the Board, the Compensation Committee is comprised entirely of independent directors, the Nominating and Corporate Governance Committee is comprised of a majority of independent directors and both committees have written charters in line with NYSE Rules.

Board Structure

The Board retains the flexibility to determine whether the roles of Chief Executive Officer and Chairperson should be combined or separated, based on what the Board believes is in the best interests of the Company at a given point in time. The Board believes that this flexibility is in the best interests of the Company and that a one-size-fits-all approach to corporate governance, with a mandated independent Chairperson, would not result in better governance or oversight.

Currently, Dr. Hu holds both Chief Executive Officer and Chairman positions. We believe that combining the positions of Chief Executive Officer and Chairman helps to ensure that our board of directors and management act with a common purpose. In addition, we believe that a combined Chief Executive Officer and Chairman is better positioned to act as a bridge between management and our board of directors, facilitating the regular flow of information. We also believe that it is advantageous to have a chairperson with significant history with and extensive knowledge of SES, as is the case with Dr. Hu.

We also maintain the position of a lead director (“Lead Director”), which is held by one of our independent directors. The Board believes that the responsibilities of the Lead Director help to ensure appropriate oversight of the Company’s management by the Board and optimal functioning of the Board. The effectiveness of the Lead Director is also enhanced by the Board’s majority independence, as discussed above under “Director Independence.” Our Chairperson and Lead Director are appointed annually by the Board.

Dr. Ma currently serves as our Lead Director. The responsibilities of our Lead Director include, but are not limited to, the following (for more information, see the Corporate Governance Guidelines on our website under the heading “Investors” at https://ses.ai):

●	presiding over all meetings of the Board at which the Chairperson is not present, including any executive sessions of the independent directors or the non-management directors.
●	assisting in scheduling Board meetings and approve meeting schedules to ensure that there is sufficient time for discussion of all agenda items;
●	communicating to the CEO the results of the Board’s evaluation of CEO performance;
●	collaborating with the CEO on Board meeting agendas and approving such agendas;
●	collaborating with the CEO in determining the need for special meetings of the Board;
●	being available for consultation and direct communication if requested by major stockholders; and
●	calling meetings of the independent or non-management directors when necessary and appropriate.

Executive Sessions

Dr. Hu, as Chief Executive Officer and Chairman is currently the only employee director serving on the Board. The Board regularly meets in executive session without Dr. Hu or any other members of management present. Executive sessions of the Board are chaired by Dr. Ma as our Lead Director. Each of the standing committees of the Board also meets regularly in executive session without any members of management present.

Audit Committee Members and Financial Expert

The Audit Committee consists of Mr. Luo, Dr. Ma and Mr. Noonen. All members of the Audit Committee are “independent” in accordance with the NYSE Rules and rules of the U.S. Securities and Exchange Commission (the “SEC”) applicable to boards of directors in general and audit committee members in particular. The Board has determined that each member of the Audit Committee meets the requirements for financial literacy under NYSE Rules. In addition, the Board has determined that Mr. Luo qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K,

Code of Business Conduct and Ethics and Corporate Governance Guidelines

Corporate Governance Guidelines. To further our commitment to sound governance, our Board has adopted the Corporate Governance Guidelines to ensure that the necessary policies and procedures are in place to facilitate the Board’s review and make decisions with respect to the Company’s business operations that are independent from management. The Corporate Governance Guidelines set forth the practices regarding Board and committee composition, selection and performance evaluations; Board meetings; director qualifications and expectations, including with respect to continuing education obligations; and management succession planning, including for the CEO. The Corporate Governance Guidelines are available on our website under the heading “Investors” at https://ses.ai.

Code of Business Conduct and Ethics. We maintain a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our directors, officers and employees, including our Chairperson and CEO, CFO and other members of management. The Code of Conduct sets forth standards of ethical business conduct, including conflicts of interest, compliance with applicable laws, rules and regulations, timely and truthful disclosure, protection and proper use of our assets and reporting mechanisms for illegal or unethical behavior. The Code of Conduct also satisfies the requirements for a code of ethics as defined by Item 406 of Regulation S-K promulgated by the SEC. We intend to disclose any future amendments to, or waivers from, the Code of Conduct within four business days of the waiver or amendment through a website posting to the extent required by the rules and regulations of the SEC and the NYSE. The Code of Conduct is available on our website under the heading “Investors” at https://ses.ai.

Insider Trading

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. For more information on compensation-related aspects of this policy, see “Executive Compensation— Compensation Risk Mitigation—Policy on Hedging and Pledging.” It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our insider trading policy is attached as Exhibit 19.1 to the Original Form 10-K.

Item 11. Executive Compensation

Director Compensation

Our Non-Employee Director Compensation Program, approved by the Board in March 2022 and last revised in February 2024, provides for the following compensation in accordance with industry practice and standards:

●	An annual cash fee of $50,000, with supplemental cash fees of (i) $10,000, $7,500 and $5,000 for non-Chairperson members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, respectively, (ii) $22,500, $15,000 and $15,000 for the Chairpersons of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee respectively and (iii) $20,000 for the Lead Director. Cash fees will be paid quarterly, with a pro rata fee applicable to service for less than a whole quarter. Additionally, if the Chairperson of our Board is a non-employee director, he/she will receive an additional $50,000 annually.
●	Annual equity grant of RSUs with an award value of $160,000 starting in the second year of board service, and initial equity grant of restricted stock units with an award value of $320,000. All such RSUs will vest, vesting fully in one installment one year after the grant date subject to the director’s continued service on such vesting date.

The Compensation Committee recommends to the Board the annual compensation to be paid to the directors of our Board and may, in its discretion, revise or replace the compensation program described above. The Company reimburses each director for any reasonable transportation and lodging expenses actually incurred to attend meetings of our board or committees.

The following table sets forth the total compensation paid to each of our non-employee directors who served during fiscal 2024 for service on the Board during that period.

	Fee Earned or Paid	Stock
Name(1)	in Cash ($)	Awards($)(2)	Total ($)
Dr. Jang Wook Choi	$50,000	$163,983	$213,983
Eric Luo	$85,000	$163,983	$248,983
Dr. Jiong Ma	$100,000	$163,983	$263,983
Michael Noonen	$67,500	$163,983	$231,483
Brian Krzanich(3)	$39,500	$327,966	$367,466
Anirvan Coomer(4)	$—	$—	$—
(1)	Represents all non-employee directors who served on our Board during fiscal 2024. Dr. Qichao Hu, our Founder and Chief Executive Officer, does not receive any additional compensation for his service as a director.
(2)	The amounts in this column represents the aggregate grant date fair value of RSUs granted during each of the years presented, computed in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures. The assumptions made when calculating the amounts are found in Note 15 to the consolidated audited financial statements for the year ended December 31, 2024.
(3)	Because Mr. Krzanich was appointed to our Board on January 26, 2024 and resigned from our Board effective November 1, 2024, his cash fees reflect a prorated amount for such period of service and his stock awards reflect his initial equity grant upon appointment.
(4)	Mr. Coomer, who was nominated to the Board by GM Ventures, elected to forgo all of his compensation for Fiscal 2024. Mr. Croomer resigned from our Board on October 29, 2024 in connection with the termination of GM Ventures’ director nomination rights, as discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions.”

The below table lists all outstanding equity awards held by our non-employee directors as of December 31, 2024.

Name	Stock Awards(1)
Dr. Jang Wook Choi	127,119
Anirvan Coomer	—
Eric Luo	127,119
Dr. Jiong Ma	127,119
Michael Noonen	127,119
Brian Krzanich	—
(1)	Includes RSUs unvested as of December 31, 2024. The RSUs were granted to each non-employee director on February 6, 2024 and vest in full on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.

Regarding the two directors included in the first table above who left the Board in 2024, Mr. Croomer has no outstanding equity awards upon his departure because, as discussed above, he elected to forgo all of his compensation for Fiscal 2024, and Mr. Krzanich’s unvested RSUs were cancelled on November 1, 2024 when he resigned as a director.

Director Stock Ownership Guidelines

Beginning in fiscal 2022 we adopted stock ownership guidelines that require each director to beneficially own shares of our Class A Common Stock (including Class A Common Stock held in trust or by certain family members and stock underlying unvested RSUs or restricted stock awards) with the equivalent value, calculated annually at the end of each fiscal year, of at least five times the aggregate annual cash retainer for a director. Each director is required to achieve such stock ownership requirements by the date of the fifth anniversary of such director’s appointment (or, for those directors serving at the time of adoption of these ownership guidelines, within 5 years after such adoption). Until the required ownership level is reached, directors are required to retain at least 100% of the shares, net of applicable tax withholding and the payment of any exercise or purchase price (if applicable), received upon the vesting or settlement of equity awards or the exercise of stock options. As of April 1, 2025, all of our directors then serving had met the stock ownership requirement or were within the applicable five-year grace period for compliance.

Executive Compensation

Overview

Our compensation program is centered on a pay-for-performance philosophy and is designed to reward our named executive officers for their abilities, experience and efforts. The compensation programs we offer directly influence our ability to attract, retain and motivate the highly qualified and experienced professionals who are vital to our success as a company.

We believe that having compensation programs designed to align executive officers’ interests with those of the Company and its stockholders in achieving positive business results and to reinforce accountability is the cornerstone to successfully implementing and achieving our strategic plans. In determining the compensation of our named executive officers, we are guided by the following key principles:

●	Attract, Retain, Motivate and Reward. Attract, retain, motivate and reward highly qualified and talented executives who possess the skills to achieve innovation and growth objectives in a competitive industry for rechargeable batteries.
●	Pay for Performance. Align executive compensation with performance against our short-term and long-term company performance objectives by rewarding results that meet or exceed our growth and profitability goals.
●	Competitive Compensation. Set executive compensation at levels competitive with peer companies and consistent with market practice.
●	Stockholder Alignment. Align executive interests with those of our stockholders to create long-term value by rewarding our executives for their contributions to the Company.

We seek to maintain a performance-oriented culture and a compensation approach that rewards our named executive officers when we achieve our goals and objectives, while putting at risk an appropriate portion of their compensation if our goals and objectives are not achieved. Consistent with this philosophy, we have sought to create an executive compensation package that balances short-term versus long-term components, cash versus equity elements and fixed versus contingent payments in ways that we believe are most appropriate to motivate our named executive officers.

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and our two other most highly compensated executive officers. We have not included a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards at Fiscal 2024 Year-End table.

Our named executive officers, consisting of our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer), as of December 31, 2024, were:

●	Dr. Qichao Hu, our Chairman of the Board and CEO;
●	Jing Nealis, our CFO; and
●	Dr. Hong Gan, our Chief Science Officer;

We collectively refer to these individuals as our “named executive officers” or “NEOs.”

Compensation Risk Mitigation

Policy on Hedging and Pledging

Pursuant to the Company’s Compliance with United States Federal Securities Laws Regarding Insider Trading: Security Trading Policy (the “Insider Trading Policy”), all directors, officers and employees of the Company, together with its subsidiaries and affiliates reported on a consolidated basis, are prohibited from entering into hedging, monetization transactions or similar arrangements with respect to Company securities, and, subject to limited exceptions that may be granted by the Company, all directors, officers and employees of the Company, together with its subsidiaries and affiliates reported on a consolidated basis, are prohibited from holding Company securities in a margin account or pledging Company securities as collateral for a loan.

Equity Grant Procedures

The Company’s Compensation Committee approves equity awards for our NEOs on or before the date of grant, and it is the Compensation Committee’s general practice to approve annual equity awards in the first half of each year. On occasion, equity awards may be granted outside of our annual grant cycle for new hires, promotions, retention, or other purposes. Generally, the date of grant for equity awarded to our NEOs is when the Company otherwise has no material non-public information. The Company does not permit the timed disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Claw-back Policy

We maintain a robust compensation claw-back policy covering each of our executive officers in line with NYSE Rules. Our claw-back policy covers each of our current and former executive officers. The policy provides that, subject to the limited exemptions provided by the NYSE rules, if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the Compensation Committee must reasonably and promptly seek recovery of any cash- or equity-based incentive compensation (including vested and unvested equity) paid or awarded to the executive officer, to the extent that the compensation (i) was based on erroneous financial data and (ii) exceeded what would have been paid to the executive officer under the restatement. Recovery applies to any such excess cash- or equity-based bonus/other incentive compensation received by any covered executive officer, while he/she was an executive officer, on or after October 2, 2023 during the three completed fiscal years immediately preceding the date on which the Company determines an accounting restatement is required. For more information, see the full text of our claw-back policy, which is filed as Exhibit 97.1 to the Original Form 10-K.

NEO Stock Ownership Guidelines and Share Retention Requirements

We maintain stock ownership guidelines intended to align further the interests of our NEOs with those of our stockholders. The guidelines require covered roles to hold our Class A Common Stock (including Class A Common Stock held in trust, by certain family members or in the Company’s 401(k) plan and stock underlying unvested RSUs, restricted stock awards and unvested or unearned PSUs or other performance stock awards, but excluding stock underlying options or stock appreciation rights) worth a value expressed as a multiple of their salary. For our CEO, the multiple is five times his annual base salary and for all other executive officers, the multiple is three times their annual base salary.

Each of our NEOs is required to meet these ownership levels by five years after his or her initial designation as an executive officer of the Company (or, for those executive officers serving at the time of adoption of these ownership guidelines, within five years after such adoption). Until reaching the required ownership level, executive officers are required to retain at least 100% of the shares, net of applicable tax withholding and the payment of any exercise or purchase price (if applicable), received upon the vesting or settlement of equity awards or the exercise of stock options. As of April 1, 2025, all of our current executive officers had timely met the stock ownership requirement or were within the five-year grace period to come into compliance with it.

Details regarding the employment agreements with our named executive officers can be found in the narrative disclosure to the Summary Compensation Table set forth below.

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for the fiscal years indicated.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)	($)(3)	($)(4)	Total ($)
Dr. Qichao Hu	2024	530,000	—	3,043,220	—	424,000	102,726	4,099,946
Founder, Chief Executive Officer and Director	2023	530,000	—	2,368,201	—	477,363	152,488	3,528,052

Jing Nealis	2024	470,000	—	1,044,114	—	225,600	17,250	1,756,964
Chief Financial Officer	2023	470,000	—	592,050	—	253,993	17,765	1,333,808

Dr. Hong Gan	2024	335,000	—	724,575	—	134,000	9,922	1,203,497
Chief Science Officer	2023	335,000	—	592,050	—	150,865	11,747	1,089,662
(1)	The amount reflects the named executive officer’s base salary earned for the fiscal years shown.
(2)	Amounts represent the aggregate grant date fair value of restricted stock unit and performance stock unit awards made to the named executive officer computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). $2,420,339, $830,406, and $576,270 represent the grant date fair value of all RSU awards to each of Dr. Hu, Ms. Nealis, and Dr. Gan, respectively, which are calculated in accordance with the accounting standards for share-based compensation using SES’s closing stock price on the date of grant. Each RSU represents the right to receive one share of Common Stock upon vesting. The “Stock Awards” column above also reflects the $622,881, $213,708, and $148,305 grant date fair values of the target number of PSUs for each of Dr. Hu, Ms. Nealis, and Dr. Gan, respectively, that are subject to the achievement of certain Class A Common Stock price milestones and the executive officer’s continued service with the Company through the vesting date, which for accounting purposes is based on the probable outcome (determined as of the grant date) of the performance-based condition applicable to the grant, determined by using a Monte Carlo valuation model. Assuming the maximum level of performance achievement for the PSUs, which is 100% of the target number of PSUs granted, the aggregate values of PSUs for our named executive officers in 2024 would be $622,881, $213,708, and $148,305 for each of Dr. Hu, Ms. Nealis, and Dr. Gan, respectively. The assumptions made when calculating the amounts are found in Note 15 to the consolidated audited financial statements for the year ended December 31, 2024. See also “Narrative Disclosure to Summary Compensation Table” for information on awards reported in these columns.
(3)	Amounts represent an annual performance bonus for performance from January 1, 2024 to December 31, 2024. See also “Narrative Disclosure to Summary Compensation Table” for information on the amounts reported in these columns.
(4)	The amounts reported in the “All Other Compensation” column for fiscal 2024 reflect the following: for Dr. Hu, reimbursement of rent expenses for an apartment in Boston, Massachusetts ($38,827), 401(k) matching contributions ($17,250), a charitable donation made by the Company in Dr. Hu’s name ($3,025), payments for a personal driver when traveling ($33,708) and an allowance for a personal use of a car ($9,916); and for Ms. Nealis, 401(k) matching contributions ($17,250); and, for Dr. Gan, 401(k) matching contributions ($9,922).

Narrative Disclosure to Summary Compensation Table

Employment Arrangements

SES entered into employment agreements with Dr. Hu on May 4, 2021, Ms. Nealis on February 15, 2021, and Dr. Gan on July 1, 2018, providing for the terms of their at-will employment with SES and including (i) annual base salary, (ii) eligibility for an annual performance bonus, (iii) participation in SES’s benefit plans and vacation in accordance with SES’s policies and (iv) in the case of Dr. Hu, and Ms. Nealis, severance benefits in the event of certain terminations of employment.

AIP Payouts for Fiscal 2024

We maintain an Annual Incentive Plan (the “AIP”) for executive officers providing them the opportunity to receive competitive annual cash bonuses based on the achievement of short-term performance goals which we believe are critical to the creation of long-term stockholder value. The annual bonuses cover performance during our fiscal year ending on December 31 each year. Near the beginning of each year, the Compensation Committee selects the performance targets, target amounts, target award opportunities and other terms and conditions of annual cash incentive opportunities for the named executive officers, subject to the terms of their employment agreements. Following the end of each year, the Compensation Committee determines the extent to which the performance targets were achieved and the amount of the award that is payable to the named executive officers. The annual cash incentives may be paid in cash or equity at the discretion of the Compensation Committee.

Under the AIP for fiscal 2024, each NEO’s annual target incentive opportunity was a percentage of their eligible base salary, that were targeted at a level that represented a meaningful portion of each named executive officer’s base salary and were competitive with our peers. The target awards as a percentage of salary were as follows: for Dr. Hu, 100%, for Ms. Nealis, 60%, and for Dr. Gan, 50%. The amount that each NEO was eligible to earn under the fiscal 2024 AIP was based 100% on such executive officer’s achievement against key performance targets. We undergo a rigorous process to ensure our targets are challenging, aligning management incentives with enhancement of long-term stockholder value. We believe that these high and demanding targets, when looked against the payouts, helped to maintain a solid and balanced incentive structure. The key performance targets are shown below.

●	Dr. Hu’s key performance targets were the same as those applicable to our other executive officers and included goals related to improved material development and cell development, meeting targets relating to the Company’s partnerships with OEM partners, meeting specifications required for UAM customers and entering into UAM contracts, effective cash management and development of intellectual property;
●	Ms. Nealis’s key performance target were to ensure efficient cash management and build robust internal processes and controls; and
●	Dr. Gan’s key performance targets were related to improving material development through improving cycle life, ensuring the Company’s partnerships with OEM partners remain on track, meeting specifications required for UAM customers and entering into UAM contracts.

Following its review of the achievement of the key performance targets listed above as of December 31, 2024, the Compensation Committee determined that 80% of the key performance targets had been achieved for each of Dr. Hu, Ms. Nealis and Dr. Gan, leading to 80% payouts for each of them in the amounts shown in the “Non-Equity Incentive Plan” column of the “Summary Compensation Table.”

Equity Incentive Awards

In fiscal 2024, each of the NEOs were granted equity incentive awards under the 2021 Incentive Award Plan (the “New 2021 Plan”), which is the only plan under which we currently grant equity (although awards remain outstanding certain older equity plans referenced in this Annual Report on Form 10-K). These awards are designed to align a portion of our named executive officers’ compensation with the interests of our existing stockholders and to build retention value by incentivizing our named executive officers to remain in our service. For more information, see the footnotes to “Outstanding Equity Awards at 2024 Fiscal Year-End.”

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2024.

	Option Awards							Stock Awards
											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
										Plan	Market or
					Equity					Awards:	Payout
					Incentive					Number of	Value of
					Plan					Unearned	Unearned
					Awards:			Number	Market	Shares,	Shares,
			Number of	Number of	Number			of Shares	Value of	Units or	Units or
			Securities	Securities	of Securities			or Units	Shares or	Other	Other
			Underlying	Underlying	Underlying			of Stock	Units of	Rights	Rights
			Unexercised	Unexercised	Unexercised	Option	Option	That Have	Stock That	That Have	That Have
	Grant		Options (#)	Options (#)	Unearned	Exercise	Expiration	Not	Have Not	Not	Not
Name	Date		Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)(1)	Vested (#)	Vested ($)(1)
Dr. Qichao Hu	4/1/2020	(2)	91,554	—		0.14	3/31/2030
	2/3/2022	(3)								9,182	20,109
	4/18/2022	(4)						186,223	407,828
	4/18/2022	(5)								—	—
	4/14/2023	(4)						557,880	1,221,757
	4/14/2023	(5)								—	—
	2/6/2024	(4)						1,779,661	3,897,458
	2/9/2024	(5)								—	—

Jing Nealis	2/10/2021	(6)	887,115	49,440	49,440	0.16	2/10/2031
	8/16/2021	(7)						247,199	541,366
	2/3/2022	(3)								267,755	586,383
	4/18/2022	(4)						74,489	163,131
	4/18/2022	(5)								—	—
	4/14/2023	(4)						139,470	305,439
	4/14/2023	(5)								—	—
	2/9/2024	(4)						610,593	1,337,199
	2/9/2024	(5)								—	—

Dr. Hong Gan	3/14/2019	(6)	243.277	—		0.15	3/14/2029
	2/10/2021	(6)	1,137,115	49,440	49,440	0.16	2/10/2031
	2/3/2022	(3)								186,950	409,421
	4/18/2022	(4)						93,111	203,913
	4/18/2022	(5)								—	—
	4/14/2023	(4)						139,470	305,439
	4/14/2023	(5)								—	—
	2/9/2024	(4)						423,728	927,964
	2/9/2024	(5)								—	—
(1)	Based on the closing market price of the Company’s Class A Common Stock on December 31, 2024 of $2.19.
(2)	Reflects stock options that were granted under the Company’s 2018 Share Incentive Plan (the “2018 Plan”) to compensate grantees, including Dr. Hu, for COVID-19-related salary cuts. The stock options became fully vested on the date of grant.
(3)	Reflects the right to receive earn-out shares of Class A Common Stock (the “Earn-Out Restricted Shares”) pursuant to the Business Combination Agreement (the “Business Combination Agreement”) by and among Ivanhoe Capital Acquisition Corp., Wormhole Merger Sub Pte. Ltd. and SES Holdings Pte. Ltd. The Earn-Out Restricted Shares were placed into escrow at the closing of the Business Combination Agreement on February 3, 2022 (the “Closing”) and will vest on the date that the closing price of the shares of the Class A common stock equals or exceeds $18.00 during the period beginning on the date that is one year following the Closing and ending on the date that is five years following the Closing. The vesting of the Earn-Out Restricted Shares is also subject to the executive officer’s continued service on the vesting date. For more information regarding the vesting of the Earn-Out Restricted Shares, see Note 2 to the consolidated audited financial statements for the year ended December 31, 2024.
(4)	Reflects RSUs that were granted pursuant to the 2021 Plan. The RSUs will vest, and an equal number of shares of Class A Common Stock will be deliverable, in three equal installments on the first, second and third anniversaries of the grant date, subject to the executive officer’s continued employment or service through each applicable vesting date.

(5)	Reflects, with respect to the PSUs that were granted pursuant to the 2021 Plan in April 2022, April 2023, and February 2024, an outstanding amount of zero PSUs, because as of December 31, 2024, the minimum stock price milestones required for any portion of such PSUs to vest had not been met. The PSUs granted in each of 2022, 2023, and 2024 vest in one installment following the end of a three-year period (the “Initial Performance Period”) commencing on the grant date, subject to the achievement of certain Class A Common Stock price milestones and the executive officer’s continued employment or service through such date. If following the applicable Initial Performance Period there are PSUs that have not vested, then such PSUs remain eligible to vest in an additional installment following the end of a five-year period commencing on the grant date, subject to the achievement of certain Class A Common Stock price milestones and the reporting person’s continued employment or service through such date. For more information regarding the PSUs granted in 2024, including the stock price milestones, see the section titled “Compensation Discussion and Analysis—Equity Incentive Awards.” The PSUs granted in 2022 have the same vesting terms as the PSUs granted in 2024, except that they have the following stock price milestones: under $12.50, 0%; $12.50 or greater, 10%; $15.00 or greater, 20%; $17.50 or greater, 30%; $20.00 or greater, 40%; $22.50 or greater, 50%; $25.00 or greater, 60%; $27.50 or greater, 70%; $30.00 or greater, 80%; $32.50 or greater, 90%; and $35.00 or greater, 100%.
(6)	Reflects time-based stock options that were granted under the 2018 Plan and vest 25% on the first anniversary of the grant date and in equal monthly installments over the following 36 months.
(7)	Reflects a restricted share award that was granted under the 2021 Plan and vests 25% on the first anniversary of the grant date and in equal monthly installments over the following 36 months.

Potential Payments Upon Termination or Change in Control

The following summaries and table describe and quantify the potential payments and benefits that the Company would provide to our named executive officers in connection with their termination of employment and/or change in control. In determining amounts payable, we have assumed in all cases that the terms of the executive’s current equity award and any employment agreements with us were in effect on, and the termination of employment and/or change in control occurred on, December 31, 2024 the last business day of fiscal 2024.

Severance

Under SES’s offer letters with Dr. Hu and Ms. Nealis, in the event that SES terminates Dr. Hu or Ms. Nealis without cause or in the event that any of them resigns for good reason (each of “cause” and “good reason” as defined in such offer letters), such named executive officer would receive, in addition to accrued but unpaid base salary, earned but unpaid annual bonus, and reimbursement for all reasonable and necessary expenses incurred in connection with the named executive officer’s performance, the following: (i) continuation of annual base salary for a period of 12 months following the termination date for Dr. Hu, and 9 months following the termination date for Ms. Nealis; and (ii) reimbursement of SES’s portion for continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 for a period of 12 months for Dr. Hu, and 12 months for Ms. Nealis, or an earlier date if such named executive officer has secured alternate health insurance coverage. Severance is subject to the execution and non-revocation of a release of claims in favor of SES. Under SES’s offer letter with Dr. Gan, there are no severance benefits in the event that he is terminated without cause or resigns for good reason.

Equity Awards

With respect to the stock options granted to Ms. Nealis, and Dr. Gan in fiscal 2021, in the event of a termination without cause by SES or a resignation by the named executive officer for good reason, these options will accelerate and become 50% vested upon such a termination. In the event of a merger or acquisition, Ms. Nealis’s and Dr. Gan’s options will become fully vested and exercisable.

With respect to the restricted share award granted to Ms. Nealis in fiscal 2021, in the event of a termination without cause by SES or a resignation by her for good reason, the award will vest 50% upon such a termination. In the event of a merger, acquisition or Initial Public Offering (but not the Business Combination), her restricted share award will become fully vested and exercisable.

With respect to the RSUs granted to the named executive officers, in the event of termination of service caused by the death or disability of a named executive officer, a pro-rata portion of the RSUs will vest as of the date of such termination.

Under the Old 2021 Plan, in the event of a “change in control transaction” (as defined in the Old 2021 Plan), the Board may, in its discretion, make adjustments including: (i) providing for the assumption or substitution of options, (ii) causing outstanding options to be paid out in cash based on the excess, if any, of the fair market value over the exercise price, and (iii) providing that all outstanding options and restricted share awards will vest in part or in full immediately prior to such transaction.

Under the New 2021 Plan, in the event of a “change in control” (as defined in the New 2021 Plan), the Compensation Committee may, in its discretion, make adjustments, including: (i) providing for the assumption or substitution of awards, (ii) accelerating the exercisability or vesting of the terms of awards for a period of time prior to the occurrence of such event, (iii) modifying the terms of awards to add events, conditions or circumstances (including termination of employment within a specified period of time following the occurrence of such events) upon which the exercisability or vesting of or lapse of restrictions will accelerate, (iv) deeming any performance measures satisfied at target, maximum or actual performance through closing or such other level determined by the Compensation Committee in its sole discretion, including providing for the performance measures (as is or as adjusted) to continue after closing, (v) providing that any options or stock appreciation rights that would not be exercisable prior to the change in control will be exercisable as to all common shares subject thereto (contingent upon the occurrence of the change in control), and (vi) canceling and causing outstanding awards to be paid out in cash based on the excess, if any, of the fair market value over the exercise price.

The Earn-Out Shares and Founder Earn-Out Shares (collectively, the “Escrowed Earn-Out Shares”) were placed into escrow at the Closing of the Business Combination and shall vest on the date that the closing price of shares of Class A common stock is equal to or greater than $18.00 (“Triggering Event”) during the period beginning on the date that is one year following the Closing and ending on the date that is five years following the Closing (the “Earn-Out Period”). If a Triggering Event has not occurred by the expiration of the Earn-Out Period, then the Escrowed Earn-Out Shares shall be cancelled and holders of such shares shall have no right to receive such Escrowed Earn-Out Shares. The Earn-Out Restricted Shares are subject to vesting based on the same terms as the Escrowed Earn-Out Shares and are also subject to forfeiture if such recipient’s service with the Company terminates prior to vesting. If, during the Earn-Out Period, there is a change in control transaction at a per share price of greater than or equal to $18.00 per share, then all Escrowed Earn-Out Shares and Earn-Out Restricted Shares will vest immediately prior to the consummation of such change in control.

Compensation Committee Interlocks and Insider Participation

This item does not apply to us as “smaller reporting company.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our Class A Common Stock as of April 15, 2025 by:

●	each of our current directors;
●	each of our named executive officers;
●	all of our current directors and executive officers as a group; and
●	each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is a beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options, within 60 days of April 15, 2025. Shares subject to warrants, options or restricted stock units that are currently exercisable or exercisable within 60 days of April 15, 2025 or that vest within

60 days of April 15, 2024 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

The beneficial ownership of shares of our Class A Common Stock is based on 321,909,619 shares of our Class A Common Stock, including 24,463,455 earn-out Shares in the form of Class A Common Stock (including restricted Class A Common Stock or “Earn-Out Shares”) but excludes 1,536,696 Earn-Out Shares which have been forfeited due to the recipients’ termination of service with the Company, and 43,881,251 shares of Class B Common Stock, including 3,999,796 founder earn-out shares (“Founder Earn-Out Shares”), in each case, issued and outstanding as of April 15, 2025. The Earn-Out Shares and the Founder Earn-Out Shares were placed into escrow at the closing of the Business Combination and will vest on the date that the closing price of the shares of Class A Common Stock equals or exceeds $18.00 during the period beginning on the date that is one year following the closing of the Business Combination and ending on the date that is five years following the Closing (the “Earn-Out Period”). The restricted Earn-Out Shares are subject to vesting based on the same terms as other Earn-Out Shares and are also subject to forfeiture if such recipient’s service with the Company terminates prior to the vesting. During the Earn-Out Period, the holders of the Earn-Out Shares and Founder Earn-Out Shares are entitled to exercise the voting rights carried by each Earn-Out Share or Founder Earn-Out Share, as applicable, and are entitled to receive any dividends or other distributions made in respect thereof while such shares remain in escrow.

Percentage of voting power is calculated based on one vote per share for each share of Class A Common Stock and ten votes per share for each share of Class B Common Stock. The table is based upon information supplied by officers, directors and greater-than-5% beneficial owners, Section 13(d) filings made with the SEC and other SEC filings under Section 16 of the Exchange Act.

	Number of			Number of
	shares of	% of		Shares of	% of
	SES	SES		SES	SES	% of
	Class A	Class A		Class B	Class B	Total
	common	common		common	common	Voting
Name and Address of Beneficial Owner	stock	stock		stock	stock	Power**
Directors & named executive officers(1)
Dr. Qichao Hu(2)	1,282,248		*	43,881,251	100%	57.9%
Jing Nealis(3)	2,367,377		*	—	—	*
Dr. Hong Gan(4)	2,007,540		*	—	—	*
Dr. Jang Wook Choi(5)	223,400		*	—	—	*
Eric Luo(5)	223,400		*	—	—	*
Dr. Jiong Ma(5)	223,400		*	—	—	*
Michael Noonen(5)	223,400		*	—	—	*
All current directors and executive officers as a group (10 individuals)(6)	6,902,403	2.1%		43,881,251	100%	58.5%
Greater-than-5% beneficial owners
Dr. Qichao Hu(2)	1.282,248		*	43,881,251	100%	57.9%
Vertex Legacy Continuation Fund Pte. Ltd.(7)	32,256,315	10.0%		—	—	4.2%
Tianqi Lithium HK Co., Ltd.(8)	30,522,386	9.5%		—	—	4.0%
Affiliates of Temasek Holdings (Private) Limited(9)	30,675,757	9.5%		—	—	4.0%
*	Indicates beneficial ownership of less than 1%.
**

Percentage of total voting power represents the combined voting power with respect to all shares of Class A Common Stock and Class B Common Stock, voting as a single class. Subject to certain conditions, each share of Class B Common Stock is entitled to 10 votes per share and each share of Class A Common Stock is entitled to one vote per share.

(1)	The business address of each of these stockholders is c/o SES AI Corporation, 35 Cabot Road, Woburn, MA 01801.

(2)	Includes (i) 970,289 shares of Class A common stock, 91,554 shares of Class A common stock underlying SES options, 186,223 shares of Class A common stock underlying RSUs, and 9,182 Earn-Out Shares, in each case held directly by Dr. Qichao Hu; (ii) 30,716,882 shares of our Class B common stock, 2,799,859 of which are Founder Earn-Out Shares, held directly by Dr. Hu and (iii) an aggregate of 13,164,369 shares of Class B common stock, 1,199,937 of which are Founder Earn-Out Shares, held by various trusts affiliated with Dr. Hu. These trusts consist of: (i) Qichao Hu 2021 Irrevocable Trust U/A/D March 31, 2021; (ii) Qichao Hu Family Delaware Trust U/A/D March 31, 2021; and (iii) Qichao Hu 2021 Annuity Trust March 31, 2021 (collectively, the “Trusts”), each owning 4,388,123 shares of Class B common stock and 399,979 Founder Earn-Out Shares.
(3)	Consists of 1,076,778 shares of Class A common stock, 886,555 shares of Class A common stock underlying SES options, 136,289 shares of Class A common stock underlying RSUs, and 267,755 of which are Earn-Out Shares held by Ms. Nealis.
(4)	Consists of 297,647 shares of Class A common stock, 1,429,832 shares of Class A common stock underlying SES options, 93,111 shares of Class A common stock underlying RSUs, and 186,950 of which are Earn-Out Shares held by Dr. Gan.
(5)	Consists of 893,600 shares of Class A common stock.
(6)	Includes shares beneficially owned by (i) all directors, (ii) all named executive officers, and (iii) all other executive officers (namely, Messrs. Li, Pilkington and Xu).
(7)	Based on information provided in a Schedule 13G filed February 10, 2022. Consists of (i) 29,361,729 shares of Class A common stock and (ii) 2,894,586 Earn-Out Shares. Vertex Legacy Continuation Fund Pte. Ltd. (“VLCF”) is the record holder of the shares of Class A common stock. Vertex Legacy Fund (SG) LP (“VLFSG”) is the 100% shareholder of VLCF. VLC GP Pte. Ltd. (“VLCGP”) is the general partner of VLFSG and has appointed Vertex Ventures SEA Management Pte. Ltd. (“VVSEAMPL”) to serve as the fund manager of VLCF. VVSEAMPL is deemed to have dispositive and voting power over the shares of Class A common stock directly owned by VLCF pursuant to a management agreement between VLFSG and VVSEAMPL, whereby dispositive and voting decisions require the majority approval of the members of an investment committee established by VVSEAMPL. The principal business address of all persons named in this footnote is 250 North Bridge Road, #11-01 Raffles City Tower, Singapore 179101.
(8)	Based on information provided in a Schedule 13G filed February 22, 2023. Consists of (i) 27,740,256 shares of Class A common stock and (ii) 2,782,130 Earn-Out Shares. Tianqi Lithium HK Co., Limited (“Tianqi HK”) is the record holder of such shares of Class A common stock. Tianqi HK is wholly owned by Chengdu Tianqi Lithium Limited (“Tianqi Limited”), and Tianqi Lithium is wholly owned by Tianqi Lithium Corporation (“Tianqi Lithium”). Tianqi Limited and Tianqi Lithium may thus be deemed to share beneficial ownership over the shares of Class A common stock owned by Tianqi HK. The principal business address of all persons named in this footnote is No.10 East Gaopeng Road, Chengdu, Sichuan 610041, China.
(9)	Based on information provided in a Schedule 13G filed October 25, 2024. Anderson Investments Pte. Ltd. (“Anderson”) is the record holder of 25,882,916 shares of Class A common stock and 2,595,854 Earn-Out Shares. Aranda Investments Pte. Ltd. (“Aranda”) is the record holder of 1,632,129 shares of Class A common stock and 564,858 Earn-Out Shares. Anderson is a direct wholly-owned subsidiary of Thomson Capital Pte. Ltd. (“Thomson”), which in turn is a direct wholly-owned subsidiary of Tembusu Capital Pte. Ltd. (“Tembusu”). Aranda is a direct wholly-owned subsidiary of Seletar Investments Pte. Ltd. (“Seletar”), which in turn is a direct wholly-owned subsidiary of Temasek Capital (Private) Limited (“Temasek Capital”). Each of Tembusu and Temasek Capital is a direct wholly-owned subsidiary of Temasek Holdings (Private) Limited (“Temasek Holdings”). In such capacities, each of Thomson, Tembusu, and Temasek Holdings may be deemed to have beneficial ownership over the shares of Class A common stock directly owned by Anderson, and each of Seletar, Temasek Capital and Temasek Holdings may be deemed to have beneficial ownership over the shares of Class A common stock directly owned by Aranda. The principal business address of all persons named in this footnote is 60B Orchard Road, #06-18 Tower 2, The Atrium@Orchard, Singapore 238891.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2024.

	Number of				Number of Securities
	Securities				Remaining
	to be Issued		Weighted Average		Available for
	Upon Exercise of		Exercise Price of		Future Issuance
	Outstanding Options,		Outstanding Options,		Under Equity
	Warrants and Rights		Warrants and Rights		Compensation Plans
Equity Compensation plans approved by security holders(1)	19,255,973	(2)	$—	(2)	37,263,345
Equity Compensation plans not approved by security holders	—		—		—
Total	19,255,973	(3)			37,263,345
(1)	Relates only to the New 2021 Plan which was approved by the Company’s board and stockholders in connection with the Business Combination. The New 2021 Plan allows for the maximum number of shares issuable to automatically increase on January 1 of each year (beginning January 1, 2023) through 2031 in an amount equal to two percent of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of Common Shares. On January 1, 2024, the number of shares available for issuance under the New 2021 Plan increased by 7,082,963 shares pursuant to this provision, which are reflected in the table above.
(2)	Includes 13,282,923 shares issuable pursuant to RSUs, and 5,973,050 shares issuable pursuant to PSUs. The RSUs and PSUs were granted without consideration. Accordingly, there is no weighted-average exercise price of outstanding awards.
(3)	This table does not include equity awards granted by SES Holdings Pte. Ltd. that were assumed by the Company in connection with the Business Combination. As of December 31, 2024, the following assumed equity awards were outstanding: 6,063,110 incentive stock options and non-statutory stock options. The weighted average exercise price of such outstanding options was $0.19 per share. No additional equity awards may be granted under the SES Holdings Pte. Ltd. Plans that were assumed by the Company.

Item 13. Certain Relationships and Related Transactions, and Director independence

Related Person Transactions Policy

We have adopted a formal written policy that sets forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party. The policy provides for the review and approval of any such transactions with related persons, and requires, among other things, that:

●	The Audit Committee or disinterested members of the board shall review the material facts of all related person transactions.
●	In reviewing any related person transaction, the committee will take into account, among other factors that it deems appropriate: the importance and fairness of the transaction to us and the related person; the business rationale for engaging in the transaction; whether the value and terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related persons; the extent of the related person’s interest in the transaction; whether the transaction would likely impair the judgment of a director or executive officer to act in the best interests of us and our stockholders; and the impact on a director’s or a director nominee’s independence in the event the related person is a director or director nominee or an immediate family member of the director or director nominee.

●	In reviewing any related person transaction, the Audit Committee will take into account, among other factors that it deems appropriate: the importance and fairness of the transaction to us and the related person; the business rationale for engaging in the transaction; whether the value and terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by SES with non-related persons; the extent of the related person’s interest in the transaction; whether the transaction would likely impair the judgment of a director or executive officer to act in the best interests of SES and its stockholders; and the impact on a director’s or a director nominee’s independence in the event the related person is a director or director nominee or an immediate family member of the director or director nominee;

In connection with its review of any related person transaction, we shall provide the committee or disinterested members of the board with all material information regarding such related person transaction, the interest of the related person and any potential disclosure obligations of ours in connection with such related person transaction.

●	If a related person transaction will be ongoing, the committee may establish guidelines for our management to follow in its ongoing dealings with the related person.

In addition, under our Code of Conduct, our employees, directors and director nominees will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

The transactions described in this section were entered into prior to the adoption of the Related Person Transaction Policy; however, the ongoing payments associated with these transactions were approved in line with the Related Person Transaction Policy.

Related Person Transactions

As a “smaller reporting company,” we describe below all transactions required to be disclosed by us under Item 404(a) of Regulation S-K under the Securities Act since January 1, 2023.

GM Joint Development Agreement

In February 2021, SES executed a JDA with GM Global Technology Operations LLC (“GM Technology”) and General Motors Holdings LLC (“GM Holdings”), with a budget over $50.0 million, to jointly develop an A-Sample battery cell with a capacity of almost 100 Ah and build out a prototype manufacturing line for GM Technology. GM Technology is an affiliate of GM Ventures and a subsidiary of GM Holdings (GM Ventures and GM Holdings collectively, the “GM Funds”), both of which are stockholders of SES. GM Holdings is also a subsidiary of GM. The JDA has an initial term of three years. Under the terms of the JDA, SES would receive reimbursement of research and development and prototype buildout costs. SES will not be required to refund such fees once due to SES regardless of the results of the research and development activities, however, ownership of the prototype line would remain with GM, unless purchased by SES. During the fiscal years ended December 31, 2024 and 2023, SES invoiced approximately $3.2 million and $10.6 million, respectively, pursuant to the terms of the JDA. On October 29, 2024, the Company and GM Ventures mutually agreed to terminate the Director Nomination Agreement. Hence, GM is no longer a related party as of December 31, 2024.

Director Nomination Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Old SES entered into the Director Nomination Agreement with GM Ventures, pursuant to which, among other things, GM Ventures has the right to nominate one person for election to the Board from and after the Effective Time for so long as GM Ventures together with its affiliates, collectively continue to beneficially own at least 5% of the fully diluted outstanding equity securities of SES. On October 29, 2024, the Company and GM Ventures mutually agreed to terminate the Director Nomination Agreement.

Director Independence and Independence Determinations

The Board has established guidelines (the “Corporate Governance Guidelines”) to assist it in making independence determinations for each director of our Board. The Corporate Governance Guidelines define an “independent director” to align with the definition provided in the NYSE Listed Company Manual. Under Section 303A.02 of the NYSE Rules, a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with the Company or any of its subsidiaries. Directors who serve on the Audit Committee and Compensation Committee are subject to the additional independence requirements under applicable SEC rules and NYSE Rules.

It is the policy of the Board, upon the recommendation of the Nominating and Corporate Governance Committee, to make affirmative independence determinations for all directors at least annually. In making independence determinations, the Board will broadly consider all relevant facts and circumstances in addition to the requirements of Section 303A.02 of the NYSE Rules.

The Nominating and Corporate Governance Committee undertook its annual review of director independence and made a recommendation to the Board regarding director independence. As a result of this review, the Board affirmatively determined that each of Drs. Ma and Choi and Messrs. Luo and Noonen (as well as, during the period in which he served in 2024, Mr. Krzanich) is an “independent director” under NYSE Rules, including with respect to their respective committee service. The Board has determined that each member of the Audit Committee (Messrs. Luo and Noonen and Dr. Ma) is “independent” for purposes of service on the Audit Committee in accordance with Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each member of the Compensation Committee (Messrs. Luo and Noonen and Dr. Ma) is “independent” for purposes of service on the Compensation Committee in accordance with Section 10C(a)(3) of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with SES and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of SES capital stock by each non-employee director, and the transactions involving them described in the section titled “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services (Grant Thornton LLP, PCAOB ID Number 248, Boston, Massachusetts)

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2024 and 2023 by Grant Thornton LLP:

	2024	2023
Audit Fees(1)	$1,022.906	$1,109,556
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total:	$1,022,906	$1,109,556
(1)	Audit Fees represent the aggregate fees billed for professional services rendered for the audits of the annual financial statements and the Company’s internal control over financial reporting; for review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q filings; for review of registration statements filed by the Company and comfort letter procedures; for the audits and reviews of certain of our subsidiaries; and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees, if any, relate to assurance and related services rendered by Grant Thornton LLP.
(3)	Tax Fees, if any, represent the aggregate fees billed for international tax compliance, tax advice, and tax planning services.
(4)	All Other Fees, if any, represent fees billed for all other services.

Audit Committee Pre-Approval Procedures for Independent Registered Public Accounting Firm

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. In addition, and pursuant to its charter and the Company’s Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee annually reviews and pre-approves the audit services to be provided by Grant Thornton LLP and also reviews and pre-approves the engagement of Grant Thornton LLP for the provision of other services during the year, including audit-related, tax and other permissible non-audit. For each proposed service, the Company’s management and the independent registered public accounting firm are required to jointly submit to the Audit Committee detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements and Schedules - the required information is set forth in “Part 2, Item 8 – Financial Statements and Supplementary Data” in the Original Form 10-K.
(2)	Exhibits – The exhibits listed below are filed as part of this Amendment or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Description

31.3*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File from SES AI Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (formatted in Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2025

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)