Form 10-Q
period 2025-03-31
SES AI Corp
filed 2025-04-30
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 28, 2025, there were 322,972,011 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that SES AI Corporation (together the “Company” or “SES”) believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We face significant challenges in developing a Lithium-Metal (“Li-Metal”) battery that can be commercialized for use in electric vehicles (“EVs”), urban air mobility (“UAM”), and other applications, and the pace of development is often unpredictable and subject to delays.
●	We expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projects are based on internal assumptions may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	Our Li-Metal technology is untested in actual EVs and may ultimately prove unworkable.
●	The market for UAM, and for use of Li-Metal technology in UAM applications, is still emerging and may not achieve the growth potential we expect.
●	If our batteries fail to perform as expected our ability to develop, market and sell our batteries could be harmed.
●	We are unable to predict user behavior when driving EVs with Li-Metal technology.
●	Delays in the pre-manufacturing development of our battery cells could adversely affect our business and prospects.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	If we are unable to integrate our products into EVs manufactured by OEM customers, our results of operations could be impaired.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our Li-Metal batteries at scale depends on our ability to build, operate and staff our facilities successfully as well as to obtain sufficient contract manufacturing specificity.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”), services contracts, and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.
●	The EV battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.
●	We may not be able to estimate accurately the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	Our use of artificial intelligence and machine learning may result in legal and regulatory risks.
●	The market for our AI-based services is still emerging and our AI programs may not achieve the growth potential we expect.
●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.

●	The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition.
●	The price of our Class A common stock has been and may continue to be volatile.
●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	Our failure to satisfy certain New York Stock Exchange (“NYSE”) listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock.
●	We have a history of material weaknesses in our internal control over financial reporting, and a failure to remediate any such weakness and/or our identification of new ones could have an adverse impact on the value of our Class A common stock.
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, as amended on April 30, 2025 (the “2024 Annual Report on Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$56,052	$128,796
Short-term investments	183,710	133,748
Accounts receivable	1,508	950
Inventories	155	212
Prepaid expenses and other assets	14,665	13,198
Total current assets	256,090	276,904
Property and equipment, net	35,940	38,165
Intangible assets, net	1,185	1,217
Right-of-use assets, net	9,236	9,927
Deferred tax assets	1,335	1,335
Other assets, non-current	2,196	2,237
Total assets	$305,982	$329,785
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,812	$1,901
Operating lease liabilities	2,632	2,585
Accrued expenses and other liabilities	11,961	18,329
Total current liabilities	16,405	22,815
Sponsor Earn-Out liabilities	1,593	9,472
Operating lease liabilities, non-current	6,897	7,977
Unearned government grant	8,665	8,606
Other liabilities, non-current	2,567	2,605
Total liabilities	36,127	51,475
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 320,969,581 and 317,676,034 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	36	36
Additional paid-in capital	583,328	579,378
Accumulated deficit	(311,303)	(298,871)
Accumulated other comprehensive loss	(2,206)	(2,233)
Total stockholders' equity	269,855	278,310
Total liabilities and stockholders' equity	$305,982	$329,785

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue from contracts with customers:
Revenue	$5,793	$—
Cost of revenues	1,236	—
Gross profit	4,557	—
Operating expenses:
Research and development	20,510	11,765
General and administrative	7,320	9,506
Total operating expenses	27,830	21,271
Loss from operations	(23,273)	(21,271)
Other income:
Gain on change in fair value of Sponsor Earn-Out liabilities	7,879	875
Interest income	2,670	4,162
Miscellaneous income, net	296	874
Total other income, net	10,845	5,911
Loss before income taxes	(12,428)	(15,360)
Provision for income taxes	(4)	(197)
Net loss	(12,432)	(15,557)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	47	(457)
Unrealized loss on short-term investments	(20)	(299)
Total other comprehensive income (loss), net of tax	27	(756)
Total comprehensive loss	$(12,405)	$(16,313)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.05)

Weighted-average shares outstanding:
Basic and diluted	329,334,434	318,790,719

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2025

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2024	—	$—	361,557,285	$36	$579,378	$(298,871)	$(2,233)	$278,310
Issuance of common stock upon exercise of stock options	—	—	50,000	—	8	—	—	8
Restricted stock units vested	—	—	3,284,079	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(2,797)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(37,735)	—	(31)	—	—	(31)
Stock-based compensation	—	—	—	—	3,973	—	—	3,973
Net loss	—	—	—	—	—	(12,432)	—	(12,432)
Unrealized loss on short-term investments	—	—	—	—	—	—	(20)	(20)
Foreign currency translation adjustments	—	—	—	—	—	—	47	47
Balance — March 31, 2025	—	$—	364,850,832	$36	$583,328	$(311,303)	$(2,206)	$269,855

Three Months Ended March 31, 2024

	Redeemable Convertible		Class A and Class B				Accumulated	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance — December 31, 2023	—	$—	354,148,173	$35	$559,214	$(198,686)	$(1,613)	$358,950
Issuance of common stock upon exercise of stock options	—	—	197,127	—	18	—	—	18
Restricted stock units vested	—	—	18,869	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	—	—	(711,298)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	—	—	(35,253)	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	4,784	—	—	4,784
Net loss	—	—	—	—	—	(15,557)	—	(15,557)
Unrealized loss on short-term investments	—	—	—	—	—	—	(299)	(299)
Foreign currency translation adjustments	—	—	—	—	—	—	(457)	(457)
Balance — March 31, 2024	—	$—	353,617,618	$35	$563,966	$(214,243)	$(2,369)	$347,389

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities
Net loss	$(12,432)	$(15,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(7,879)	(875)
Stock-based compensation	3,973	4,784
Depreciation and amortization	2,516	1,721
Accretion income from available-for-sale short-term investments	(782)	(1,889)
Other	(272)	(894)
Changes in operating assets and liabilities:
Receivable from related party	—	2,694
Accounts receivable	(558)	—
Inventories	58	121
Prepaid expenses and other assets	(1,710)	4,993
Right-of-use assets	701	1,280
Deferred tax assets	—	(249)
Accounts payable	(108)	—
Lease liabilities	(1,044)	(1,471)
Accrued expenses and other liabilities	(5,296)	(3,637)
Net cash used in operating activities	(22,833)	(8,979)
Cash Flows From Investing Activities
Purchases of property and equipment	(916)	(6,758)
Purchase of short-term investments	(104,428)	—
Proceeds from the maturities of short-term investments	55,500	60,000
Net cash (used in) provided by investing activities	(49,844)	53,242
Cash Flows From Financing Activities
Proceeds from stock option exercises	8	18
Net cash provided by financing activities	8	18
Effect of exchange rates on cash	(76)	(369)
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,745)	43,912
Cash, cash equivalents and restricted cash at beginning of period (Note 5)	129,395	86,966
Cash, cash equivalents and restricted cash at end of period (Note 5)	$56,650	$130,878

Supplemental Cash and Non-Cash Information:
Income taxes paid	$—	$3
Accounts payable and accrued expenses related to purchases of property and equipment	$1,174	$3,535

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is engaged in the development of AI-enhanced high-performance, Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”) and other applications. The Company’s mission is to accelerate the world’s energy transition through material discovery and battery management. The Company’s differentiated battery technology has been designed to combine the high energy density of Li-Metal with the cost-effective, large-scale manufacturability of conventional Li-ion batteries which will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarters are located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have commenced, and the Company has derived revenue from its principal business activities starting in October 2024.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited interim condensed consolidated financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025, as amended on April 30, 2025 (the “2024 Annual Report on Form 10-K”).

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Current Assets
Cash equivalents in money market funds (Note 5)	$49,611	$—	$—	$49,611
U.S. treasury securities	182,472	—	—	182,472
Equity securities(1)	1,238	—	—	1,238
Total current assets at fair value	$233,321	$—	$—	$233,321

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$1,593	$1,593
Total liabilities at fair value	$—	$—	$1,593	$1,593

December 31, 2024
Current Assets
Cash equivalents in money market funds (Note 5)	$120,888	$—	$—	$120,888
U.S. treasury securities	132,782	—	—	132,782
Equity securities(1)	967	—	—	967
Total current assets at fair value	$254,637	$—	$—	$254,637

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$9,472	$9,472
Total liabilities at fair value	$—	$—	$9,472	$9,472

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

There were no transfers in or out of Level 3 measurements during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements

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

The Company has reviewed all accounting pronouncements issued during the three months ended March 31, 2025 and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Note 3.  Revenue

We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and from providing research and development services, as this depicts how the nature, amount, timing, and cash flows are affected by economic factors. The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue from customers:
Service revenue	$5,785	$—
Product revenue	8	—
Total revenue from customers	$5,793	$—

Remaining Performance Obligations

We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, was $2.3 million, which is expected to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

Note 4.  Partnerships

In March 2024, the Company extended a joint development agreement (“JDA”) with Hyundai Motor Company (“Hyundai”) to jointly research and develop B-sample Li-Metal battery technology, until December 2025. Under the terms of the JDA, the Company will fund the research and development activities, and the capital expenditures related to the buildout of pilot manufacturing lines.

The Company’s B-Sample JDA with Honda Motor Company, Ltd. (“Honda”) has been replaced with a B-sample services agreement in January 2025, with a term through the end of 2025.

The Company’s partnership with GM Global Technology Operations LLC (“GM Technology”), an affiliate of GM Ventures LLC (“GM Ventures”), and General Motors Holdings LLC (“GM Holdings”) (collectively, “General Motors” or “GM”) to jointly research and develop the A-Sample Li-Metal batteries concluded in September 2024.

The following table summarizes credits to research and development recorded in accordance with the terms of the JDA agreements:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development (related party)	$—	$1,217
Research and development (non-related party)	—	2,308
Total reimbursements to research and development	$—	$3,525

Note 5.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Cash	$6,441	$7,908
Money market funds	49,611	120,888
Total cash and cash equivalents	56,052	128,796
Restricted cash included in other assets	598	599
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$56,650	$129,395

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 6.  Short-Term Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of March 31, 2025 and December 31, 2024, which have maturity dates that range from 0 month to 10 months and 0 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three months ended March 31, 2025 and 2024.

March 31, 2025		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$182,325	$148	$(1)	$182,472
Total	$182,325	$148	$(1)	$182,472

December 31, 2024		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$132,615	$167	$—	$132,782
Total	$132,615	$167	$—	$132,782

The Company has $1.2 million and $1.0 million marketable equity securities as of March 31, 2025 and December 31, 2024, respectively, with an initial cost of $0.5 million. Total unrealized gain of $0.7 million and $0.5 million is recorded under miscellaneous (expense) income, net in the consolidated statements of operations and comprehensive loss for the periods ended March 31, 2025 and December 31, 2024, respectively.

Note 7.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Employee compensation and related costs	$5,418	$6,646
Vendor project charges	3,338	7,500
Professional and consulting services	1,433	1,480
Construction in process	575	1,408
Income taxes payable	317	313
Other	880	982
Accrued expenses and other current liabilities	$11,961	$18,329

Note 8.  Government Grant

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

As of March 31, 2025 and December 31, 2024, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. This balance is equivalent to $8.1 million after translation as of March 31, 2025 and December 31, 2024, respectively, which is disclosed as a noncurrent liability in the unaudited interim condensed consolidated balance sheets.

Note 9.  Sponsor Earn-Out Liabilities

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

	March 31, 2025	December 31, 2024
Expected term (in years)	5.6	5.9
Risk free rate	3.96%	4.38%
Expected volatility	100.0%	95.0%
Expected dividends	0%	0%
Stock price	$0.52	$2.19

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 91.5% - 222.9% and 87.3% - 122.5% as of March 31, 2025 and December 31, 2024, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance as of December 31, 2024	$9,472
Change in fair value	(7,879)
Balance as of March 31, 2025	$1,593

Balance as of December 31, 2023	$4,166
Change in fair value	(875)
Balance as of March 31, 2024	$3,291

Note 10.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021 and amended in March 2024, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM Partner which involves expenditures related to engineering efforts and purchases of related equipment. The JDA has an agreed-upon value of up to $35 million, of which the Company has spent $24.0 million as of March 31, 2025.

In December 2021, the Company amended the lease agreement for an office space in Woburn, Massachusetts. The amendment includes an obligation for the Company to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term) only if the new tenant does not pay the monthly rental amount and the lessor has provided a notice to collect the relinquishment charges from the Company. As of March 31, 2025, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Note 11.  Stock-Based Compensation

The Company’s stock-based compensation included in its unaudited interim condensed consolidated statements of operations and comprehensive loss, net of forfeitures, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$1,150	$1,451
General and administrative	2,662	3,333
Cost of revenue	161	—
Total stock-based compensation	$3,973	$4,784

The following table summarizes stock-based compensation expense by award type, net of forfeitures:

	Three Months Ended March 31,
(in thousands)	2025	2024
Restricted Stock Units ("RSUs")	$2,815	$3,085
Performance Stock Units ("PSUs")	657	932
Restricted Stock Awards ("RSAs")	478	491
Stock options	23	276
Total	$3,973	$4,784

PSUs are measured at their estimated fair value using a Monte Carlo simulation valuation model with the effect of the market condition reflected in the grant date fair value of the award. The fair value of RSUs is estimated based on the closing price of the Company’s Class A common stock at the date of grant.

Note 12.   Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2025 was 0.0% compared with (1.8)% for the three months ended March 31, 2024. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of March 31, 2025 and December 31, 2024 and the recording of uncertain tax positions and interest expense.

Note 13.  Net Loss Per Share

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

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss attributable to common stockholders - basic	$(12,432)	$(15,557)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	329,334,434	318,790,719

Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.05)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of March 31,
	2025	2024
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	5,997,166	12,381,133
Public warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private warrants	5,013,333	5,013,333
Unvested RSUs	13,624,859	16,525,573
Unvested PSUs	2,692,967	6,812,398
Earn-out Restricted Shares	763,193	908,700
Unvested RSAs	159,116	551,774
Total	70,661,559	84,603,836

14. Segment and Geographic Information

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

Significant Expenses

The Company concluded it operates as one operating and reportable segment based on the information regularly reviewed by the CODM for decision making, resource allocation, and evaluating financial performance. The information included is categorized into different significant expense lines such as compensation and benefits, lab and equipment, professional services, general and administrative, facility, and sales and marketing. For the three months ended March 31, 2025, the Company reported to its CODM $6.4 million in compensation and benefits excluding stock compensation and net of reimbursements, $5.8 million in lab and equipment net of reimbursements, $3.9 million in general and administrative, $6.1 million in professional services, $1.5 million in facility, and $0.2 million in sales and marketing. For the three months ended March 31, 2024, the Company reported to its CODM $7.1 million in compensation and benefits excluding stock compensation and net of reimbursements, $1.3 million in lab and equipment net of reimbursements, $4.8 million in general and administrative, $2.0 million in professional services, $1.0 million in facility, and $0.2 million in sales and marketing.

Geographic Information

For the three months ended March 31, 2025, revenue outside of the United States, based on customer billing address in the Asia Pacific region, was 100% of total revenue.

14

Note 15.  Related-Party Transactions

Pursuant to the director nomination agreement, dated as of July 12, 2021, with the Company (the “Director Nomination Agreement”), General Motors Company and its affiliates (“GM”) were considered related parties due to their board representation and the board member’s employment position at GM, which remained in effect as long as GM continues to hold more than 5% of the fully diluted outstanding equity securities of SES as per the agreement. On October 29, 2024, GM and the Company mutually agreed to terminate the Director Nomination Agreement and GM terminated its board representation. Hence, GM is no longer considered a related party during 2025.  See “Note 4 – Partnerships” for more details about our prior partnership with GM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the year ended December 31, 2024 and the related notes contained in the 2024 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2024 Annual Report on 10-K. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a leading developer and manufacturer of high-performance, AI-enhanced Lithium-Metal and Li-ion rechargeable batteries for electric vehicles (“EVs”), urban air mobility (“UAM”), drones, robotics, battery energy storage systems (“BESS”) and other applications. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs and help enable an era of electric transportation in the air.

SES’s mission is to accelerate the world’s energy transition through material discovery and battery management. To assist in achieving this mission, we have partnered with leading global original equipment manufacturers (“OEMs”), including GM, Hyundai, and Honda, among other strategic partners, under JDAs and service contracts to develop and produce our Li-Metal battery cells and technology. We have transitioned from the development and production of A-Sample batteries to B-Sample batteries with specifications required by OEMs for their EVs. This transition began when we signed a B-Sample agreement for Li-Metal development of EVs. A-Sample batteries are functional prototypes developed for OEMs based on their technical specifications. These are in contrast with B-Sample batteries, which are A-sample batteries manufactured under much higher throughput and tested in actual vehicles, and C-Sample batteries, which would be fully functional, mature samples for mass production and tested for full drivability in actual vehicles.

We are also conducting research and development activities to further improve the performance, quality and cost of our battery technology by focusing on the following key areas, all of which we expect to help us achieve our commercialization goal, at our facilities in Woburn, Massachusetts in the United States, Shanghai, China, and Chungju, South Korea. These activities include:

●	Scale-up: Our design is further being customized with and validated by several OEMs. Based on our collaborations with OEMs, we believe that a roughly 100 Ah cell-size manufactured at GWh scale (five to seven cells-per-minute) is needed to achieve commercialization in EVs and UAMs at a large, global scale. We are developing processes and upgrading equipment to scale up the manufacturing of our current cell design from three to nine Ah capacity to 50 Ah and 100 Ah capacity.
●	Module and Pack Design: Li-Metal cells must be integrated into modules and packs as part of their integration into vehicles. Our active development efforts are focused on the integration of our Li-Metal cells in modules to enable our Li-Metal cells to perform as intended once they are integrated into vehicles.
●	AI Software and Battery Management System (“BMS”): Software is critical to the ongoing monitoring of battery health and safety. We continue to develop AI algorithms to diagnose battery cell-related health issues, develop control algorithms and charging methods to enhance cycle life and safety, and port such software on to a BMS that could be integrated into a battery pack.
●	Advanced Materials and Coatings: We continue to research and develop advanced electrolyte and anodes to further improve cycle life and safety. In addition, we continue to develop novel methods of laminating or depositing lithium metal onto current collector that can be deployed at commercial GWh scale.

●	Cathode Materials and Design: We develop our Li-Metal cells for a variety of different cathode materials, cathode design and cathode processing methods that can provide ultra-high energy density and/or significant cost-reduction.
●	Li-Metal Recycling: Along with other battery components that are already being recycled today, Li-Metal foil will also need to be recycled in the future. We continue to explore methods of recycling that are productive and cost-effective.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
(in thousands)	2025	2024	Change	Change
Revenue from customers	$5,793	$-	$5,793	100.0%
Cost of revenue	1,236	-	1,236	100.0%
Gross profit	4,557	-	4,557	100.0%
Operating Expenses
Research and development	20,510	11,765	8,745	74.3%
General and administrative	7,320	9,506	(2,186)	(23.0)%
Total operating expenses	27,830	21,271	6,559	30.8%
Loss from operations	$(23,273)	$(21,271)	$(2,002)	9.4%

Factors Affecting Operating Results

Revenue from Customers

In October 2024, we began to generate revenue from our principal business activities. We generate revenue from two primary sources:

●	Product revenue generally consists of Li-Metal battery cells and battery materials, such as electrolyte, sold to automotive OEMs and other manufactures.
●	Service revenue generally consists of services for the design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications.

Revenue for the three months ended March 31, 2025 was $5.8 million and was primarily attributable to service-related contracts from OEMs and other manufacturers.

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

Cost of revenue for the three months ended March 31, 2025 was $1.2 million, primarily attributable to personnel costs.

Research and Development

We are an early-stage growth company that recently began the commercialization stage of development and conducts our business through one operating segment. We have spent $20.5 million and $15.3 million on gross research and development activities during the three months ended March 31, 2025 and 2024, respectively, which is prior to reimbursements received of none and $3.5 million during the three months ended March 31, 2025 and 2024, respectively, from our OEM partners under the JDAs.

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

Research and development expenses for the three months ended March 31, 2025 increased $8.7 million, or 74%, to $20.5 million, compared with $11.8 million for the three months ended March 31, 2024. The increase primarily resulted from a $5.5 million increase in lab equipment due to JDA equipment purchases, a $4.7 million increase in software service costs due to AI infrastructure spend, and a $3.5 million decrease in reimbursements from our JDA partners due to culmination of a couple of JDA activities in 2024. These increases were partly offset by a $3.0 million decrease in salaries, benefits and stock-based compensation expense associated with lower headcount than prior period, $1.2 million decrease in lab and materials expenses, a $0.5 million decrease in software development expense, and a $0.3 million decrease in other operating costs.

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

General and administrative expenses for the three months ended March 31, 2025 decreased $2.2 million, or 23%, to $7.3 million, compared with $9.5 million for the three months ended March 31, 2024. This decrease primarily resulted from a $1.7 million decrease in salaries, benefits and stock-based compensation expense associated with lower headcount than prior period. Further, there was a $0.4 million decrease in consulting and professional fees and a $0.2 million decrease in insurance premiums for directors’ and officers’ business insurance policy. These decreases were partially offset by a $0.1 million net increase in other general and administrative expenses.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three months ended March 31, 2025, we had interest income of $2.7 million compared with $4.2 million for the three months ended March 31, 2024. The decrease was primarily due to maturities of higher interest securities and cash burn.

Change in Fair Value of Earn-Out Liabilities

During the three months ended March 31, 2025, we incurred a gain of $7.9 million associated with the change in fair value of the Sponsor Earn-Out liabilities compared with a gain of $0.9 million for the three months ended March 31, 2024. This gain on the change in fair value of the Sponsor Earn-Out liabilities is tied to SES’s stock price, continued volatility in the stock price or changes in the expected term. Refer to “Note 9 – Sponsor Earn-Out Liabilities” to the unaudited interim condensed consolidated financial statements for additional information.

Miscellaneous Income, Net

During the three months ended March 31, 2025, we had miscellaneous income of $0.3 million compared with miscellaneous income of $0.9 million for the three months ended March 31, 2024. The $0.6 million decrease in miscellaneous income was primarily the result of a decrease in the fair value of equity investments.

Provision from Income Taxes

The provision for income taxes for the three months ended March 31, 2025 was less than $0.1 million, which is consistent with the provision of $0.1 million for the three months ended March 31, 2024 mainly due to pre-tax income in China and South Korea.

Liquidity and Capital Resources

As of March 31, 2025, we had total cash and cash equivalents of $56.1 million and investments in marketable debt and equity securities of $183.7 million. As an early-stage growth company that has just begun the commercialization stage of development, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. Our ability to successfully develop our products and services, scale up our commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations. To date, we have funded our operations through a combination of proceeds from the Business Combination and subsequent equity private placement in 2022 and funding received through the sales of our redeemable convertible preferred stock. We believe that our cash on hand and marketable securities resulting from these proceeds will be sufficient to meet our principal working capital and capital expenditure requirements and ongoing costs, such as research and development relating to our Li-Metal batteries and the construction of additional manufacturing facilities, for a period of at least 12 months from the date of this Quarterly Report, as well as to full commercialization. However, additional funding may be required during or after this period for a variety of reasons, including additional opportunities to purchase data and equipment to develop and train our AI models, develop commercial operations in the United States, business combinations or acquisitions, and delays in expected development of our Li-Metal battery cells. If we need such additional funding beyond these existing short- to medium-term sources of liquidity, or if following commercialization, we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds. This may be through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales. For more information about our at-the-market equity offering program with certain investment banks, which we entered into on February 28, 2025, through which we may offer and sell, from time to time, shares of Class A Common Stock having an aggregate offering price of up to $150.0 million, see “Part II, Item 9.B. Other Information” in our 2024 Annual Report on Form 10-K. We sold no shares under the at-the-market equity offering program during the quarter ended March 31, 2025, and to date have sold no shares under the program.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(22,833)	$(8,979)
Investing activities	(49,844)	53,242
Financing activities	8	18
Effect of exchange rate changes on cash	(76)	(369)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(72,745)	$43,912

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

Net cash used in operating activities of $22.8 million for the three months ended March 31, 2025 was primarily attributable to net loss of $12.4 million, as adjusted for a gain on change in fair value of Sponsor Earn-Out liabilities of $7.9 million, accretion income from marketable securities of $0.8 million, stock-based compensation expense of $4.0 million, depreciation and amortization of $2.5 million, and a $8.0 million working capital outflow. The working capital outflow was driven primarily by a $5.3 million decrease in accrued expenses and other liabilities, a $1.7 million increase in prepaid and other assets, a $1.0 million decrease in operating lease liabilities, a $0.5 million increase in trade accounts receivables, and a $0.1 million decrease in accounts payable. These working capital outflows were partially offset by working capital inflows of a $0.7 million increase in right of use assets. The decrease in accrued expenses and other liabilities was primarily due to accruals for purchases of equipment for a JDA, accrued income taxes payable, and payroll related accruals. The increase in prepaids and other assets was primarily due to accrued receivables for services rendered to customers. The changes to operating lease liabilities and right of use assets was primarily driven by lease modifications. The changes in receivables and payables were driven by timing of receipts.

Net cash used in operating activities of $9.0 million for the three months ended March 31, 2024 was primarily attributable to net loss of $15.6 million as adjusted for stock-based compensation expense of $4.8 million, accretion income from marketable securities of $1.9 million, depreciation and amortization of $1.7 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $0.9 million, and a $3.7 million working capital inflow. The working capital inflow was primarily driven by a $5.0 million decrease in prepaids and other assets primarily due to the receipt of $7.0 million in JDA receivable related payments from an OEM partner, of which $4.6 million was outstanding at year-end, and a $1.0 million decrease due to the renewal of our insurance policy at lower rates to cover potential liabilities under our indemnification obligations to our directors and certain officers partially offset by an increase in $1.4 million related to advanced payments for software development and research agreements. The working capital inflow was further decreased by a $2.7 million decrease in receivable from related party driven by $3.9 million in receipts and $1.2 million of billed activity and a $0.1 million decrease in inventory due to materials consumption. The working capital inflow was partially offset by a $3.6 million decrease in accrued expenses and other liabilities primarily due to decreases in accrued bonuses, accrued taxes, and professional fees associated with our audit.

Investing Activities

Net cash used in investing activities was $49.8 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $53.2 million for the three months ended March 31, 2024.

Purchases and Maturities of Investments – Net purchases of investments in marketable debt securities were $48.9 million for the three months ended March 31, 2025 compared to $60.0 million of net proceeds from investments in marketable debt securities for the three months ended March 31, 2024.

Capital Spending – Capital expenditures were $0.9 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively, and primarily related to purchases of lab machinery and equipment, lab tools and instruments. We expect capital expenditures to decrease in 2025 compared with 2024 as we continue to spend on AI related infrastructure classified as research and development expense rather than invest in manufacturing equipment.

Financing Activities

Net cash provided by financing activities was immaterial for the three months ended March 31, 2025 and March 31, 2024.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of March 31, 2024, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$27,918	$654	$28,572
Operating lease obligations(2)	3,435	9,390	12,825
Total	$31,353	$10,044	$41,397

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

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2024 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended March 31, 2025. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below.

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

Material Weakness

As disclosed in “Part II. Item 9A. Controls and Procedures” of our 2024 Annual Report on Form 10-K, we identified a material weakness in a review control associated with the valuation of the Sponsor Earn-Out liabilities did not operate effectively as it did not evaluate a key assumption used in the valuation at an appropriate level of precision.

The material weakness did not result in any material misstatements to our unaudited condensed consolidated financial statements or disclosures in any of the three months ended March 31, 2025 or 2024 included in this Quarterly Report on Form 10-Q, and our management believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows for such periods in accordance with U.S. GAAP.

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

Management’s Remediation Initiatives

In order to remediate the material weakness described above and to enhance our overall control environment, we are in the process of, and will continue, designing updated processes and controls and maintain sufficient and appropriate review documentation for the assessment of all key assumptions related to the valuation of Sponsor Earn-Out liabilities.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Part I, Item 1A” of our 2024 Annual Report on Form 10-K, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed, except the following:

Risks Relating to Regulations and Our Compliance With Such Regulations

Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition.

As a result of changes to U.S. and foreign government policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., particularly those manufactured in China, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. China is currently a leading global source of supplies for use in the battery, BESS, EV and UAM industries, including some products that we use. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. On April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from most U.S. trade partners, plus an additional country-specific tariff on imports from select trading partners. Other countries have announced retaliatory actions or plans for retaliatory actions. On April 10, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from numerous countries, including China, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs, and we can make no assurance regarding the eventual impact on our operating results and business. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact us.

Risks Relating to Our Common Stock and Warrants

Our failure to satisfy certain NYSE listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock.

On March 7, 2025, we received a written notice (the “Notice”) from the New York Stock Exchange (“NYSE”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have a period of six months following receipt of the Notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. We can regain compliance with the average closing price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00, and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period (the “NYSE Listing Requirement”). The Notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our Class A common stock on the NYSE, which continues to trade under the symbol “SES.” However, as of March 31, 2025, we did not meet the NYSE Listing Requirement, and we may not meet that requirement before the end of the cure period.

We continue to actively monitor the closing bid price of shares of our Class A common stock and assess available options to regain compliance with Section 802.01C. The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our Class A common stock. Additionally, if the NYSE ultimately delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, which could severely diminish or eliminate the value of an investment in our Class A common stock, including:

●a limited availability of market quotations for our securities;

●reduced liquidity for our securities;

●a limited amount of news and analyst coverage; and

●a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On March 4, 2025, Jing Nealis (our Chief Financial Officer) terminated a Rule 10b5-1 plan that had been adopted on May 30, 2024 which provided for the sale of  up to 870,000 shares of Class A common stock underlying vested stock options with an expiration date of February 10, 2031 (and which plan initially had a duration of the earlier of August 25, 2025 or the completion of all transactions thereunder).

On March 28, 2025, each of Qichao Hu (our Founder, Chairman and Chief Executive Officer), Jing Nealis (our Chief Financial Officer), Hong Gan (our Chief Science Officer),  Kyle Pilkington (our Chief Legal Officer), Kang Xu (our Chief Technology Officer”) and Gang “Daniel” Li (our Chief Manufacturing Officer, and collectively with Dr. Hu, Ms. Nealis, Dr. Gan, and Mr. Pilkington, the “Executive Officers”) entered into written stock selling plans in accordance with Rule 10b5-1 (the “Plans”) under the Exchange Act in connection with the sale of shares of Class A common stock underlying RSUs granted to Dr. Hu, Ms. Nealis, Dr. Gan, Mr. Pilkington, Dr. Xu, and Mr. Li on March 28, 2025. The Plans provide for the sale of only such number of shares necessary to satisfy minimum statutory withholding tax obligations arising from the vesting of such equity awards (with the RSUs vesting subject to continued service in three equal installments on each anniversary of the grant date,), and, thus, the exact number of shares to be sold is unknown. Each Plan expires once all shares are sold to satisfy the applicable Executive Officer’s withholding tax obligations.

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

10.1

Controlled Equity Offering Agreement, dated February 28, 2025, by and among SES AI Corporation, Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-39845), filed with the Securities and Exchange Commission on February 28, 2025)

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