Form 10-Q
period 2025-06-30
SES AI Corp
filed 2025-08-06
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 30, 2025, there were 321,839,570 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$11,757	$128,796
Short-term investments	217,123	133,748
Accounts receivable	3,009	950
Inventories	114	212
Prepaid expenses and other assets	10,960	13,198
Total current assets	242,963	276,904
Property and equipment, net	34,089	38,165
Intangible assets, net	1,153	1,217
Right-of-use assets, net	8,744	9,927
Deferred tax assets	1,335	1,335
Other assets, non-current	2,176	2,237
Total assets	$290,460	$329,785
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,981	$1,901
Operating lease liabilities	2,732	2,585
Accrued expenses and other current liabilities	14,788	18,329
Total current liabilities	19,501	22,815
Sponsor Earn-Out liabilities	3,036	9,472
Operating lease liabilities, non-current	6,573	7,977
Unearned government grant	9,509	8,606
Other liabilities, non-current	2,614	2,605
Total liabilities	41,233	51,475
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 322,168,676 and 317,676,034 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	37	36
Additional paid-in capital	585,688	579,378
Accumulated deficit	(333,954)	(298,871)
Accumulated other comprehensive loss	(2,544)	(2,233)
Total stockholders' equity	249,227	278,310
Total liabilities and stockholders' equity	$290,460	$329,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue from contracts with customers:
Revenue	$3,527	$—	$9,320	$—
Cost of revenues	927	—	2,163	—
Gross profit	2,600	—	7,157	—
Operating expenses:
Research and development	19,087	15,057	39,597	26,822
General and administrative	6,520	9,570	13,840	19,076
Total operating expenses	25,607	24,627	53,437	45,898
Loss from operations	(23,007)	(24,627)	(46,280)	(45,898)
Other income:
(Loss) Gain on change in fair value of Sponsor Earn-Out liabilities	(1,443)	1,411	6,436	2,286
Interest income	2,367	3,995	5,037	8,157
Miscellaneous income (expense), net	100	(580)	396	294
Total other income, net	1,024	4,826	11,869	10,737
Loss before income taxes	(21,983)	(19,801)	(34,411)	(35,161)
Provision for income taxes	(668)	(96)	(672)	(293)
Net loss	(22,651)	(19,897)	(35,083)	(35,454)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(283)	(93)	(236)	(550)
Unrealized loss on short-term investments	(55)	(59)	(75)	(358)
Total other comprehensive loss, net of tax	(338)	(152)	(311)	(908)
Total comprehensive loss	$(22,989)	$(20,049)	$(35,394)	$(36,362)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.06)	$(0.11)	$(0.11)

Weighted-average shares outstanding:
Basic and diluted	331,731,923	320,833,854	330,539,801	319,812,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2025

	Class A and Class B				Accumulated	Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2024	361,557,285	$36	$579,378	$(298,871)	$(2,233)	$278,310
Issuance of common stock upon exercise of stock options	50,000	—	8	—	—	8
Restricted stock units vested	3,284,079	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(2,797)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(37,735)	—	(31)	—	—	(31)
Stock-based compensation	—	—	3,973	—	—	3,973
Net loss	—	—	—	(12,432)	—	(12,432)
Unrealized loss on short-term investments	—	—	—	—	(20)	(20)
Foreign currency translation adjustments	—	—	—	—	47	47
Balance — March 31, 2025	364,850,832	$36	$583,328	$(311,303)	$(2,206)	$269,855
Issuance of common stock upon exercise of stock options	74,311	1	5	—	—	6
Restricted stock units vested	1,184,478	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(11,869)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(47,825)	—	(327)	—	—	(327)
Stock issuance costs	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	2,695	—	—	2,695
Net loss	—	—	—	(22,651)	—	(22,651)
Unrealized loss on short-term investments	—	—	—	—	(55)	(55)
Foreign currency translation adjustments	—	—	—	—	(283)	(283)
Balance — June 30, 2025	366,049,927	$37	$585,688	$(333,954)	$(2,544)	$249,227

Six Months Ended June 30, 2024

	Class A and Class B				Accumulated	Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance — December 31, 2023	354,148,173	$35	$559,214	$(198,686)	$(1,613)	$358,950
Issuance of common stock upon exercise of stock options	197,127	—	18	—	—	18
Restricted stock units vested	18,869	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(711,298)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(35,253)	—	(50)	—	—	(50)
Stock-based compensation	—	—	4,784	—	—	4,784
Net loss	—	—	—	(15,557)	—	(15,557)
Unrealized loss on short-term investments	—	—	—	—	(299)	(299)
Foreign currency translation adjustments	—	—	—	—	(457)	(457)
Balance — March 31, 2024	353,617,618	$35	$563,966	$(214,243)	$(2,369)	$347,389
Issuance of common stock upon exercise of stock options	746,517	—	110	—	—	110
Restricted stock units vested	1,653,403	—	(635)	—	—	(635)
Forfeitures of Earn-Out Restricted Shares	(77,529)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(33,074)	—	(44)	—	—	(44)
Stock-based compensation	—	—	4,802	—	—	4,802
Net loss	—	—	—	(19,897)	—	(19,897)
Unrealized loss on short-term investments	—	—	—	—	(59)	(59)
Foreign currency translation adjustments	—	—	—	—	(93)	(93)
Balance — June 30, 2024	355,906,935	$35	$568,199	$(234,140)	$(2,521)	$331,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities
Net loss	$(35,083)	$(35,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(6,436)	(2,286)
Stock-based compensation	6,686	9,586
Depreciation and amortization	5,043	3,666
Accretion income from available-for-sale short-term investments	(1,734)	(3,889)
Other	103	(1,478)
Changes in operating assets and liabilities:
Receivable from related party	—	3,321
Accounts receivable	(2,059)	—
Inventories	103	22
Prepaid expenses and other assets	2,338	(2,548)
Right-of-use assets	1,272	1,802
Accounts payable	(25)	(274)
Lease liabilities	(1,350)	(1,715)
Accrued expenses and other liabilities	(2,512)	(1,824)
Net cash used in operating activities	(33,654)	(31,071)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,720)	(10,454)
Purchase of short-term investments	(162,267)	(133,999)
Proceeds from the maturities of short-term investments	80,800	145,000
Net cash (used in) provided by investing activities	(83,187)	547
Cash Flows From Financing Activities
Payments for taxes withheld to cover vested restricted stock	(358)	—
Proceeds from stock option exercises	13	128
Net cash (used in) provided by financing activities	(345)	128
Effect of exchange rates on cash	199	(501)
Net decrease in cash, cash equivalents and restricted cash	(116,987)	(30,897)
Cash, cash equivalents and restricted cash at beginning of period (Note 5)	129,395	86,966
Cash, cash equivalents and restricted cash at end of period (Note 5)	$12,408	$56,069

Supplemental Cash and Non-Cash Information:
Income taxes paid	$—	$203
Accounts payable and accrued expenses related to purchases of property and equipment	$1,005	$2,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is a leading developer and manufacturer of high-performance, AI-enhanced Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), drones, robotics, energy storage systems (“ESS”) and other applications. The Company’s mission is to accelerate the world’s energy transition through material discovery and battery management. The Company’s differentiated battery technology has been designed to combine the high energy density of Li-Metal with the cost-effective, large-scale manufacturability of conventional Li-ion batteries which will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs. The Company’s headquarters are located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have commenced, and the Company has derived revenue from its principal business activities starting in October 2024.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2025
Current Assets
Cash equivalents in money market funds (Note 5)	$6,447	$—	$—	$6,447
U.S. treasury securities	215,865	—	—	215,865
Equity securities(1)	1,258	—	—	1,258
Total current assets at fair value	$223,570	$—	$—	$223,570

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$3,036	$3,036
Total liabilities at fair value	$—	$—	$3,036	$3,036

December 31, 2024
Current Assets
Cash equivalents in money market funds (Note 5)	$120,888	$—	$—	$120,888
U.S. treasury securities	132,782	—	—	132,782
Equity securities(1)	967	—	—	967
Total current assets at fair value	$254,637	$—	$—	$254,637

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$9,472	$9,472
Total liabilities at fair value	$—	$—	$9,472	$9,472

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

There were no transfers in or out of Level 3 measurements during the three and six months ended June 30, 2025 and 2024.

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

The Company has reviewed all accounting pronouncements issued during the three months ended June 30, 2025 and concluded that they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3.  Revenue

We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and from providing research and development services, as this depicts how the nature, amount, timing, and cash flows are affected by economic factors. The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue from customers:
Service revenue	$3,527	$—	$9,311	$—
Product revenue	—	—	9	—
Total revenue from customers	$3,527	$—	$9,320	$—

Remaining Performance Obligations

We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, was $3.7 million, which is expected to be recognized as revenue within the next twelve months. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

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

The following table summarizes credits to research and development recorded in accordance with the terms of the JDA agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development (related party)	$—	$—	$—	$1,217
Research and development (non-related party)	—	577	—	2,885
Total reimbursements to research and development	$—	$577	$—	$4,102

Note 5.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Cash	$5,310	$7,908
Money market funds	6,447	120,888
Total cash and cash equivalents	11,757	128,796
Restricted cash included in other assets	651	599
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$12,408	$129,395

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 6.  Short-Term Investments

Marketable Securities

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of June 30, 2025 and December 31, 2024, which have maturity dates that range from 0 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three and six months ended June 30, 2025 and 2024.

June 30, 2025		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$215,772	$133	$(40)	$215,865
Total short-term marketable securities	$215,772	$133	$(40)	$215,865

December 31, 2024		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$132,615	$167	$—	$132,782
Total short-term marketable securities	$132,615	$167	$—	$132,782

The Company has $1.3 million and $1.0 million marketable equity securities as of June 30, 2025 and December 31, 2024, respectively, with an initial cost of $0.5 million. Total unrealized gain of $0.8 million and $0.5 million is recorded under miscellaneous (expense) income, net in the consolidated statements of operations and comprehensive loss for the periods ended June 30, 2025 and December 31, 2024, respectively.

Note 7.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Vendor project charges	$5,956	$7,500
Employee compensation and related costs	4,048	6,646
Income taxes payable	1,049	313
Professional and consulting services	871	1,480
Deferred income	862	—
Software services	837	—
Construction in process	339	1,408
Other	826	982
Accrued expenses and other current liabilities	$14,788	$18,329

Note 8.  Government Grant

In December 2022, the Company was awarded a grant (the “Grant”) from certain Korean government agencies. The incentives received under the Grant, which is in the form of cash, can be used for facilities related expenses and the purchase of property and equipment. The Company is required to adhere to the following conditions attached to the incentives, which include purchase of a government grant guarantee insurance policy, required minimum investments into specified spending categories and the creation of a minimum amount of permanent full-time jobs in a certain geographical location over the next five years, with the option to extend to 10 years by remaining in a certain geographical location. If determined that we were ineligible to receive the Grant, we could be required to repay the Grant in entirety with interest. The Company has yet to fulfill the required minimum investment and minimum employment conditions hence interest payable was recorded. Compliance with these conditions will continue to be monitored over the remaining grant period.

As of June 30, 2025 and December 31, 2024, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. These balances are equivalent to $8.9 million and $8.1 million, after translation, respectively, as of June 30, 2025 and December 31, 2024, which is disclosed as unearned government grant in the condensed consolidated balance sheets.

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

	June 30, 2025	December 31, 2024
Expected term (in years)	5.5	5.9
Risk free rate	3.80%	4.38%
Expected volatility	100.0%	95.0%
Expected dividends	0%	0%
Stock price	$0.89	$2.19

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and warrants and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 87.9% - 101.6% and 87.3% - 122.5% as of June 30, 2025 and December 31, 2024, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance as of December 31, 2024	$9,472
Change in fair value	(6,436)
Balance as of June 30, 2025	$3,036

Balance as of December 31, 2023	$4,166
Change in fair value	(2,286)
Balance as of June 30, 2024	$1,880

Note 10.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021 and amended in March 2024, the Company is committed to undertake certain research and development activities for the benefit of both itself and its OEM Partner which involve expenditures related to engineering efforts and purchases of related equipment. The Company has a remaining commitment to spend up to $9.9 million under this JDA as of June 30, 2025.

In December 2021, the Company amended the lease agreement for an office space in Woburn, Massachusetts. The amendment includes an obligation for the Company to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term) only if the new tenant does not pay the monthly rental amount and the lessor has provided a notice to collect the relinquishment charges from the Company. As of June 30, 2025, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Note 11.  Stock-Based Compensation

The Company’s stock-based compensation included in its condensed consolidated statements of operations and comprehensive loss, net of forfeitures, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$691	$1,616	$1,841	$3,067
General and administrative	1,911	3,186	4,573	6,519
Cost of revenue	93	—	254	—
Total stock-based compensation	$2,695	$4,802	$6,668	$9,586

The following table summarizes stock-based compensation expense by award type, net of forfeitures:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Restricted Stock Units ("RSUs")	$1,956	$3,604	$4,771	$6,689
Performance Stock Units ("PSUs")	256	700	913	1,632
Restricted Stock Awards ("RSAs")	474	487	952	978
Stock options	9	11	32	287
Total	$2,695	$4,802	$6,668	$9,586

PSUs are measured at their estimated fair value using a Monte Carlo simulation valuation model with the effect of the market condition reflected in the grant date fair value of the award. The fair value of RSUs is estimated based on the closing price of the Company’s Class A common stock at the date of grant.

Note 12.   Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2025 was (3.4)% and (2.1)%, respectively, compared with (0.4)% and (0.80)% for the three and six months ended June 30, 2024. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of June 30, 2025 and December 31, 2024 and the recording of uncertain tax positions and interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders - basic	$(22,651)	$(19,897)	$(35,083)	$(35,454)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	331,731,923	320,833,854	330,539,801	319,812,287

Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.06)	$(0.11)	$(0.11)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of June 30,
	2025	2024
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	5,922,855	11,634,356
Public warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private warrants	5,013,333	5,013,333
Unvested RSUs	14,236,250	14,687,464
Unvested PSUs	5,784,050	6,159,793
Earn-out Restricted Shares	742,399	831,171
Unvested RSAs	63,749	454,561
Total	74,173,561	81,191,603

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

Significant Expenses

The Company concluded it operates as one operating and reportable segment based on the information regularly reviewed by the CODM for decision making, resource allocation, and evaluating financial performance. The information included is categorized into different significant expense lines such as compensation and benefits, lab and equipment, professional services, general and administrative, facility, and sales and marketing. The Company reported the following significant expenses to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Compensation and benefits	$7,930	$9,844	$14,299	$16,957
Stock compensation	2,797	4,802	6,728	9,586

Lab and equipment	3,074	1,757	8,883	3,087
General and administrative	4,091	2,718	7,993	7,548
Professional services	6,080	2,233	12,165	4,252
Facility	1,444	2,998	2,991	4,026
Marketing and sales	191	275	378	442
	$25,607	$24,627	$53,437	$45,898

Geographic Information

For the three and six months ended June 30 2025, revenue outside of the United States, based on customer billing address in the Asia Pacific region, was 100% of total revenue.

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

Note 16.  Subsequent Events

Acquisition of Shenzhen UZ Energy Co., Ltd. (“UZ Energy”)

On July 25, 2025, our wholly-owned subsidiary, SES AI International I Pte Ltd, entered into an agreement with UZ Energy and its shareholders to acquire 100% of the share capital of UZ Energy, a China-based battery energy storage system manufacturer. The total estimated purchase consideration for the acquisition of UZ Energy is approximately RMB 183,460,000 ($25,480,556), subject to adjustment based on a number of performance factors. Approximately RMB 90,000,000 ($12,500,000) of the consideration will be in the form of a subscription for new shares of UZ Energy, while the balance of consideration will be paid to UZ Energy’s existing shareholders for the acquisition of their shares. The transaction is expected to close in the third quarter of 2025 and is subject to customary closing conditions.

Enactment of the “One Big Beautiful Bill Act” (OBBBA)

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect is not yet available. Due to the timing of enactment, the Company plans to recognize any such impact on the Company's Form 10-Q filed for the period ending September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the year ended December 31, 2024 and the related notes contained in the 2024 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2024 Annual Report on 10-K. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a leading developer and manufacturer of high-performance, AI-enhanced Lithium-Metal and Li-ion rechargeable batteries for electric vehicles (“EVs”), urban air mobility (“UAM”), drones, robotics, energy storage systems (“ESS”) and other applications. Our differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Lithium-ion (“Li-ion”) batteries and will help to promote the transition from the global dependence on fossil fuel-based automotive vehicles to clean and efficient EVs and help enable an era of electric transportation in the air.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$	%
(in thousands)	2025	2024	Change	Change
Revenue from customers	$3,527	$-	$3,527	100.0%

Cost of revenue	927	-	927	100.0%
Gross profit	2,600	-	2,600	100.0%
Operating Expenses
Research and development	19,087	15,057	4,030	26.8%
General and administrative	6,520	9,570	(3,050)	(31.9)%
Total operating expenses	25,607	24,627	980	4.0%
Loss from operations	$(23,007)	$(24,627)	$1,620	(6.6)%

	Six Months Ended June 30,		$	%
(in thousands)	2025	2024	Change	Change
Revenue from customers	$9,320	$-	$9,320	100.0%
Cost of revenue	2,163	-	2,163	100.0%
Gross profit	7,157	-	7,157	100.0%
Operating Expenses
Research and development	39,597	26,822	12,775	47.6%
General and administrative	13,840	19,076	(5,236)	(27.4)%
Total operating expenses	53,437	45,898	7,539	16.4%
Loss from operations	$(46,280)	$(45,898)	$(382)	0.8%

Factors Affecting Operating Results

Revenue from Customers

In October 2024, we began to generate revenue from our principal business activities. We generate revenue from two primary sources:

●	Product revenue generally consists of Li-Metal battery cells and battery materials, such as electrolyte, sold to automotive OEMs and other manufactures.
●	Service revenue generally consists of services for the design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications.

Revenue for the three and six months ended June 30, 2025 was $3.5 million and $9.3 million, respectively. This revenue was primarily earned from service-related contracts with OEMs and other manufacturers.

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

Costs of revenue for the three and six months ended June 30, 2025 were $0.9 million and $2.2 million, respectively, primarily attributable to personnel costs.

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

Research and development expenses for the three months ended June 30, 2025 increased $4.0 million, or 27%, to $19.1 million, compared with $15.1 million for the three months ended June 30, 2024. This increase was primarily driven by a $4.4 million increase in AI infrastructure costs including Graphic Processing Unit (“GPU”) expenses and Molecular Universe costs, a $1.2 million increase in lab related expenses, and a $0.6 million decrease in reimbursements from prior year from our JDA partners due to the culmination of certain JDA activities in 2024. These increases were partially offset by a $1.4 million decrease in personnel costs and a $0.8 million decrease in stock-based compensation mainly attributable to headcount reductions resulting from the Company focusing on core research and development activities.

Research and development expenses for the six months ended June 30, 2025 increased $12.8 million, or 48%, to $39.6 million compared with $26.8 million for the six months ended June 30, 2024. This increase was primarily driven by a $8.5 million increase in AI infrastructure costs including GPU expenses and Molecular Universe costs, a $8.0 million increase in lab equipment due to JDA equipment purchases, a $4.0 million decrease in reimbursements compared to the prior period from billings from our JDA partners due to the culmination of certain JDA activities in 2024, and a net $0.8 million increase in facility related costs including rent, utilities, and depreciation. These increases were partially offset by a $4.1 million decrease in personnel costs, a $1.0 million decrease in stock-based compensation mainly attributable to headcount reductions and a $1.4 million decrease in lab supplies resulting from the company pivoting away from in-house manufacturing. Further, a net $1.4 million decrease in contracted software and professional services as well as a $0.6 million decrease in other operating costs that include repairs and maintenance and allocated expenses.

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

General and administrative expenses for the three months ended June 30, 2025 decreased $3.1 million, or 32%, to $6.5 million, compared with $9.6 million for the three months ended June 30, 2024. This decrease was primarily driven by a decrease of $1.3 million for stock-based compensation and $1.0 million in personnel costs due to headcount reductions, and a $0.4 million decrease in professional services including recruiting and public relations.

General and administrative expenses for the six months ended June 30, 2025 decreased $5.2 million, or 27%, to $13.8 million, compared with $19.1 million for the six months ended June 30, 2024. This decrease was primarily driven by a decrease of $2.0 million for stock-based compensation and $1.9 million in personnel costs due to headcount reductions, and a $1.1 million decrease in professional services including recruiting and public relations.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three and six months ended June 30, 2025, we had interest income of $2.4 million and $5.0 million, respectively, compared with $4.0 million and $8.2 million for the three and six months ended June 30, 2024, respectively. The $1.6 million and $3.2 million decreases from each of the three and six months ended June 30, 2024 to each of the three and six months ended June 30, 2025 were due to lower investment balances primarily arising from cash used in operations.

Change in Fair Value of Earn-Out Liabilities

During the three and six months ended June 30, 2025, we incurred a loss of $1.4 million and a gain of $6.4 million, respectively, associated with the change in fair value of the Sponsor Earn-Out liabilities compared with gains of $1.4 million and $2.3 million, respectively, for the three and six months ended June 30, 2024. With the fair value of the Sponsor Earn-Out liabilities tied to the Company’s stock price, continued volatility in the stock price or changes in the expected term could result in further gains or losses resulting from the change in fair value. Refer to “Note 9 – Sponsor Earn-Out Liabilities” to the condensed consolidated financial statements for additional information.

Miscellaneous Income (Expense), Net

During the three months ended June 30, 2025, we had miscellaneous income of $0.1 million, compared with miscellaneous expense of $0.6 million for the three months ended June 30, 2024. This $0.7 million increase in miscellaneous income was primarily due to an increase in the gain on foreign currency translation.

During the six months ended June 30, 2025, we had miscellaneous income of $0.4 million, compared with miscellaneous income of $0.3 million for the six months ended June 30, 2024. This $0.1 million increase in miscellaneous income was the result of an increase in other expenses and gains on foreign currency translations offset by a decrease in the fair value of our investment in publicly traded companies.

Provision from Income Taxes

The provision for income taxes for the three and six months ended June 30, 2025 increased to $0.7 million, compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, primarily due to local taxes in the foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources

As of June 30, 2025, we had total cash and cash equivalents of $11.8 million and investments in marketable debt and equity securities of $217.1 million. As an early-stage growth company that has just begun the commercialization stage of development, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. Our ability to successfully develop our products and services, scale up our commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.  To date, we have funded our operations through a combination of proceeds from the Business Combination and subsequent equity private placement in 2022, and prior to that, funding received through the sales of our redeemable convertible preferred stock. We believe that our cash on hand and marketable securities resulting from these proceeds will be sufficient to meet our principal working capital and capital expenditure requirements and ongoing costs, such as research and development relating to our Li-Metal batteries and Molecular Universe material discoveries, for a period of at least 12 months from the date of this Quarterly Report, as well as to full commercialization. However, additional funding may be required during or after this period to finance certain needs beyond our principal working capital and capital expenditure requirements and ongoing costs, including additional opportunities to purchase data and equipment, develop and train our AI models, and/or develop commercial operations in the United States, acquisitions or other strategic transactions, and unexpected delays in the development of our Li-Metal battery cells.

If we need additional funding beyond these existing short- to medium-term sources of liquidity, or if following commercialization, we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds. This may be through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities, and the obtaining credit from financial institutions. For more information about our at-the-market equity offering program with certain investment banks, which we entered into on February 28, 2025, through which we may offer and sell, from time to time, shares of Class A Common Stock having an aggregate offering price of up to $150.0 million, see “Part II, Item 9.B. Other Information” in our 2024 Annual Report on Form 10-K. We sold no shares under the at-the-market equity offering program during the quarter ended June 30, 2025, and to date have sold no shares under the program.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(33,654)	$(31,071)
Investing activities	(83,187)	547
Financing activities	(345)	128
Effect of exchange rate changes on cash	199	(501)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(116,987)	$(30,897)

Operating Activities

Our cash flows used in operating activities to date have primarily comprised research and development and general and administrative activities as discussed above.

Net cash used in operating activities of $33.7 million for the six months ended June 30, 2025 was primarily attributable to net loss of $35.1 million, as adjusted for stock-based compensation expense of $6.7 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $6.4 million,  depreciation and amortization of $5.0 million, accretion income from marketable securities of $1.7 million, and a $2.2 million working capital outflow. The working capital outflow was primarily driven by a $2.5 million decrease in accrued expenses and other current liabilities due to accruals for purchases of equipment for a JDA, changes in deferred revenue balances, accrued income taxes payable, and payroll related accruals and a $2.1 million increase in receivables from customers. The working capital outflow was partially offset by a $2.3 million increase in prepaids and other assets primarily due to advance payments made for software related service costs due to AI infrastructure spend.

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

Investing Activities

Net cash used in investing activities was $83.2 million for the six months ended June 30, 2025, compared to net cash provided by investing activities of $0.5 million for the six months ended June 30, 2024.

Purchases and Maturities of Investments – Net purchases of investments in marketable debt and equity securities were $81.5 million for the six months ended June 30, 2025, compared to net proceeds from investments in marketable debt and equity securities of $11.0 million during the six months ended June 30, 2024.

Capital Spending – Capital expenditures were $1.7 million and $10.5 million for the six months ended June 30, 2025 and 2024, respectively, and primarily related to the timing of purchases of lab machinery and equipment, lab tools and instruments related to our build out of production lines and facilities. We expect capital expenditures to decrease in 2025 compared with 2024 as we continue to spend on AI related infrastructure classified as research and development expense rather than invest in manufacturing equipment.

Financing Activities

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2025 compared to net cash provided by financing activities of $0.1 million for the six months ended June 30, 2024, respectively, due to $0.3 million in payments for taxes withheld to cover vested restricted stock and a decrease in receipts for option exercises of $0.1 million.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of June 30, 2025, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$23,981	$89	$24,070
Operating lease obligations(2)	3,449	7,881	11,330
Total	$27,430	$7,970	$35,400

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

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2025 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

Critical Accounting Estimates and Judgments

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods.

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended June 30, 2025. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below.

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

The material weakness did not result in any material misstatements to our condensed consolidated financial statements or disclosures in any of the three and six months ended June 30, 2025 or 2024 included in this Quarterly Report on Form 10-Q, and our management believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows for such periods in accordance with U.S. GAAP

Changes in Internal Control over Financial Reporting

Other than the actions taken as described in “Management’s Remediation Initiatives” below to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting

Management’s Remediation Initiatives

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

We rely in part on governmental and economic incentives available to the EV battery developers. Government incentives and subsidies are granted in connection with government’s efforts to promote the development of the local economy and other policies. For instance, we have historically received rent subsidies and incentive awards from local governmental authorities for our operations in Shanghai and Seoul. We intend to apply for further grants in the future in the jurisdictions in which we operate. Some local government incentives and subsidies may be challenged by higher-level government authorities. Therefore, government incentives and subsidies may be modified, terminated or subject to clawback at the sole discretion of the relevant governmental authorities. Additionally, because laws, regulations and policies with respect to incentives and subsidies may change, we cannot be sure that government incentives and subsidies will continue to be available. In the event that we cease to receive any government incentives or subsidies, any current or future incentive or subsidy is reduced, or any of our current or future incentives or subsidies are challenged, our business, financial condition and operating results may be adversely affected.

Additionally, we believe that, currently, the availability of government incentives and subsidies available to end-users and OEMs is an important factor considered by customers when purchasing EVs, and that growth in the battery market will depend in part on the availability and amounts of these subsidies and incentives for EVs.  Currently, government programs, including in China and Europe, favor the purchase of EVs, including through disincentives that discourage the use of gasoline-powered vehicles. In the United States, the states of California, Connecticut, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Washington have recently banned the sale of new gas-powered vehicles by 2035, and other states may follow. At the federal level in the United States, while the Inflation Reduction Act of 2022 (IRA) provided tax credits for the purchase of electric vehicles and electric vehicle charging infrastructure, the OBBBA (One Big Beautiful Bill Act), enacted in July 2025, has now terminated these credits, which will be phased out on September 30, 2025 with respect to electric vehicle purchased after such date and on June 30, 2026 with respect to electric vehicle charging infrastructure placed in service after such date. These changes may reduce demand for EVs, adversely affecting our anticipated sales of EV battery products. In addition, OEM customers may delay taking delivery of our battery products if they believe that certain EV incentives will be available at a later date, which may adversely affect our business, financial condition, operating results and prospects. Any further reduction or elimination of government and economic incentives or subsidies may result in the diminished competitiveness of the alternative fuel vehicle industry generally or EVs that use our batteries in particular.

Risks Relating to Regulations and Our Compliance With Such Regulations

Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition.

As a result of changes to U.S. and foreign government policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., particularly those manufactured in China, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. China is currently a leading global source of supplies for use in the battery, ESS, EV and UAM industries, including some products that we use. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. For example, in February 2025, the United States imposed additional tariffs on imports from China and significantly increased those tariffs in April 2025, and announced plans for “reciprocal” tariffs on several countries (including China) in late July 2025. As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from numerous countries, including China, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs, and we can make no assurance regarding the eventual impact on our operating results and business. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact us.

Risks Relating to Our Common Stock and Warrants

Our failure to satisfy certain NYSE listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock.

In March 2025, we received notice from the New York Stock Exchange (“NYSE”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. We have since regained compliance, since at the end of July 2025 (within our six-month cure period under the NYSE’s rules), our Class A common stock reached a closing share price of at least $1.00 on the last trading day of July 2025 and had an average closing share price of at least $1.00 over the prior 30 trading-day period. However, given the volatility in the stock market in general and in the market price of our securities in particular, and the resulting risk of our future non-compliance with Section 802.01C, we continue to actively monitor the market price of shares of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 6, 2025

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)