Form 10-Q
period 2025-09-30
SES AI Corp
filed 2025-11-12
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 321,190,509 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We may not be able to successfully integrate UZ Energy’s operations into our business.
●	We face significant challenges in developing a Lithium-Metal (“Li-Metal”) battery that can be commercialized for use in electric vehicles (“EVs”), urban air mobility (“UAM”), and other applications, and the pace of development is often unpredictable and subject to delays.
●	We expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projects are based on internal assumptions may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	The market for UAM, and for use of Li-Metal technology in UAM applications, is still emerging and may not achieve the growth potential we expect.
●	If our batteries fail to perform as expected our ability to develop, market and sell our batteries could be harmed.
●	Delays in the pre-manufacturing development of our battery cells could adversely affect our business and prospects.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	If we are unable to integrate our products into EVs manufactured by OEM customers, our results of operations could be impaired.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”), services contracts, and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.
●	The EV battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.
●	We may not be able to estimate accurately the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	Our use of artificial intelligence and machine learning may result in legal and regulatory risks.
●	The market for our AI-based services is still emerging and our AI programs may not achieve the growth potential we expect.
●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	The economic benefit of our energy storage system (“ESS”) products to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.

●	We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.
●	The unavailability, reduction or elimination of, or uncertainty regarding, government and economic incentives or subsidies available to us, end-users or OEMs could have a material adverse effect on our business, financial condition, operating results and prospects.
●	Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition.
●	The price of our Class A common stock has been and may continue to be volatile.
●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	Our failure to satisfy certain New York Stock Exchange (“NYSE”) listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock.
●	We have a history of material weaknesses in our internal control over financial reporting, and a failure to remediate any such weakness and/or our identification of new ones could have an adverse impact on the value of our Class A common stock.
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, as amended on April 30, 2025 (the “2024 Annual Report on Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$35,274	$128,796
Short-term investments	178,736	133,748
Accounts receivable	3,373	950
Inventories	3,658	212
Prepaid expenses and other assets	9,321	13,198
Total current assets	230,362	276,904
Property and equipment, net	30,952	38,165
Goodwill	12,617	—
Intangible assets, net	2,874	1,217
Right-of-use assets, net	8,250	9,927
Deferred tax assets	1,371	1,335
Other assets, non-current	2,341	2,237
Total assets	$288,767	$329,785
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,780	$1,901
Operating lease liabilities	2,262	2,585
Deferred consideration, current (Note 3)	4,361	—
Accrued expenses and other current liabilities	16,603	18,329
Total current liabilities	28,006	22,815
Sponsor Earn-Out liabilities	6,949	9,472
Operating lease liabilities, non-current	6,194	7,977
Unearned government grant	9,251	8,606
Deferred consideration, non-current (Note 3)	7,337	—
Other liabilities, non-current	2,829	2,605
Total liabilities	60,566	51,475
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 321,127,160 and 317,676,034 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	36	36
Additional paid-in capital	586,200	579,378
Accumulated deficit	(354,874)	(298,871)
Accumulated other comprehensive loss	(3,161)	(2,233)
Total stockholders' equity	228,201	278,310
Total liabilities and stockholders' equity	$288,767	$329,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue from contracts with customers:
Revenue	$7,118	$—	$16,438	$—
Cost of revenues	3,482	—	5,645	—
Gross profit	3,636	—	10,793	—
Operating expenses:
Research and development	15,625	24,438	55,222	51,260
General and administrative	6,660	9,779	20,500	28,855
Total operating expenses	22,285	34,217	75,722	80,115
Loss from operations	(18,649)	(34,217)	(64,929)	(80,115)
Other income (expense):
Interest income	2,274	3,665	7,311	11,822
(Loss) gain on change in fair value of Sponsor Earn-Out liabilities	(3,913)	1,001	2,523	3,287
Miscellaneous expense, net	(740)	(497)	(344)	(203)
Total other (expense) income, net	(2,379)	4,169	9,490	14,906
Loss before income taxes	(21,028)	(30,048)	(55,439)	(65,209)
Benefits from (provision for) income taxes	108	(138)	(564)	(431)
Net loss	(20,920)	(30,186)	(56,003)	(65,640)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(695)	729	(931)	179
Unrealized gain on short-term investments	78	445	3	87
Total other comprehensive (loss) income, net of tax	(617)	1,174	(928)	266
Total comprehensive loss	$(21,537)	$(29,012)	$(56,931)	$(65,374)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.09)	$(0.17)	$(0.20)

Weighted-average shares outstanding:
Basic and diluted	331,335,411	322,032,894	330,807,919	320,557,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2025

	Class A and Class B				Accumulated	Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	(Loss) Income	Equity
Balance – December 31, 2024	361,557,285	$36	$579,378	$(298,871)	$(2,233)	$278,310
Issuance of common stock upon exercise of stock options	50,000	—	8	—	—	8
Restricted stock units vested	3,284,079	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(2,797)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(37,735)	—	(31)	—	—	(31)
Stock-based compensation	—	—	3,973	—	—	3,973
Net loss	—	—	—	(12,432)	—	(12,432)
Unrealized loss on short-term investments	—	—	—	—	(20)	(20)
Foreign currency translation adjustments	—	—	—	—	47	47
Balance — March 31, 2025	364,850,832	$36	$583,328	$(311,303)	$(2,206)	$269,855
Issuance of common stock upon exercise of stock options	74,311	1	5	—	—	6
Restricted stock units vested	1,184,478	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(20,794)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(47,825)	—	(327)	—	—	(327)
Stock issuance costs	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	2,695	—	—	2,695
Net loss	—	—	—	(22,651)	—	(22,651)
Unrealized loss on short-term investments	—	—	—	—	(55)	(55)
Foreign currency translation adjustments	—	—	—	—	(283)	(283)
Balance — June 30, 2025	366,041,002	$37	$585,688	$(333,954)	$(2,544)	$249,227
Issuance of common stock upon exercise of stock options	134,944	—	15	—	—	15
Restricted stock units vested	204,622	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(119)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(31,382)	—	(75)	—	—	(75)
Repurchase and retirement of Class A common stock	(1,340,656)	(1)	(1,606)	—	—	(1,607)
Stock-based compensation	—	—	2,178	—	—	2,178
Net loss	—	—	—	(20,920)	—	(20,920)
Unrealized gain on short-term investments	—	—	—	—	78	78
Foreign currency translation adjustments	—	—	—	—	(695)	(695)
Balance — September 30, 2025	365,008,411	$36	$586,200	$(354,874)	$(3,161)	$228,201

Nine Months Ended September 30, 2024

	Class A and Class B				Accumulated	Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	(Loss) Income	Equity
Balance — December 31, 2023	354,148,173	$35	$559,214	$(198,686)	$(1,613)	$358,950
Issuance of common stock upon exercise of stock options	197,127	—	18	—	—	18
Restricted stock units vested	18,869	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(711,298)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(35,253)	—	(50)	—	—	(50)
Stock-based compensation	—	—	4,784	—	—	4,784
Net loss	—	—	—	(15,557)	—	(15,557)
Unrealized loss on short-term investments	—	—	—	—	(299)	(299)
Foreign currency translation adjustments	—	—	—	—	(457)	(457)
Balance — March 31, 2024	353,617,618	$35	$563,966	$(214,243)	$(2,369)	$347,389
Issuance of common stock upon exercise of stock options	746,517	—	110	—	—	110
Restricted stock units vested	1,653,403	—	(635)	—	—	(635)
Forfeitures of Earn-Out Restricted Shares	(77,529)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(33,074)	—	(44)	—	—	(44)
Stock-based compensation	—	—	4,802	—	—	4,802
Net loss	—	—	—	(19,897)	—	(19,897)
Unrealized loss on short-term investments	—	—	—	—	(59)	(59)
Foreign currency translation adjustments	—	—	—	—	(93)	(93)
Balance — June 30, 2024	355,906,935	$35	$568,199	$(234,140)	$(2,521)	$331,573
Issuance of common stock upon exercise of stock options	1,590,419	—	250	—	—	250
Restricted stock units vested	161,269	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(3,895)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(39,679)	—	(38)	—	—	(38)
Stock-based compensation	—	—	6,511	—	—	6,511
Net loss	—	—	—	(30,186)	—	(30,186)
Unrealized gain on short-term investments	—	—	—	—	445	445
Foreign currency translation adjustments	—	—	—	—	729	729
Balance — September 30, 2024	357,615,049	$35	$574,922	$(264,326)	$(1,347)	$309,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities
Net loss	$(56,003)	$(65,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(2,523)	(3,287)
Stock-based compensation	8,864	16,097
Depreciation and amortization	7,671	5,893
Loss on disposal of fixed assets	616	—
Accretion income from available-for-sale short-term investments	(2,421)	(5,988)
Other	425	(997)
Changes in operating assets and liabilities:
Receivable from related party	—	1,348
Accounts receivable	(1,283)	—
Inventories	368	237
Prepaid expenses and other assets	(5,419)	(3,674)
Right-of-use assets	1,913	2,395
Accounts payable	178	(354)
Lease liabilities	(2,356)	2,823
Accrued expenses and other liabilities	2,015	(2,647)
Net cash used in operating activities	(47,955)	(53,794)
Cash Flows From Investing Activities
Purchases of property and equipment	(2,146)	(11,973)
Acquisition of business, net of cash acquired	795	—
Proceeds from the sale of short-term investments	4,997	—
Purchase of short-term investments	(194,798)	(188,873)
Proceeds from the maturities of short-term investments	147,448	235,000
Net cash (used in) provided by investing activities	(43,704)	34,154
Cash Flows From Financing Activities
Repurchase and retirement of Class A common stock	(1,605)	—
Payments for taxes withheld to cover vested restricted stock	(418)	—
Proceeds from stock option exercises	13	378
Net cash (used in) provided by financing activities	(2,010)	378
Effect of exchange rates on cash	177	(291)
Net decrease in cash, cash equivalents and restricted cash	(93,492)	(19,553)
Cash, cash equivalents and restricted cash at beginning of period (Note 6)	129,395	86,966
Cash, cash equivalents and restricted cash at end of period (Note 6)	$35,903	$67,413

Supplemental Cash and Non-Cash Information:
Income taxes paid	$—	$260
Accounts payable and accrued expenses related to purchases of property and equipment	$937	$2,438
Deferred consideration payable for acquisition	$11,698	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is a leading developer and manufacturer of high-performance, AI-enhanced Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), drones, robotics, energy storage systems (“ESS”) and other applications. The Company’s mission is to accelerate the world’s energy transition through artificial intelligence (“AI”) enhanced material discovery and battery management. The Company’s differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Li-ion batteries in order to help promote the transition from the global dependence on fossil fuel-based vehicles to clean and efficient EVs, with the goal of enabling a new era of electric transportation on land and in the air. The Company is seeking to accelerate the pace of innovation by currently utilizing AI across the spectrum of our business, from engineering and manufacturing to battery health and safety monitoring and AI-accelerated battery materials discovery. The Company’s headquarters are located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have commenced, and the Company has derived revenue from its principal business activities starting in October 2024.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

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

Significant estimates and assumptions include those related to the valuation of (i) certain equity awards, the Sponsor Earn-Out Shares, the Earn-Out Restricted Shares, and performance stock units, (ii) revenue from customers, (iii) deferred tax assets and uncertain income tax positions, (iv) the measurement of operating lease liabilities, (v) the evaluation of the recoverability of long-lived assets and goodwill, including intangible assets, and (vi) measurement of acquired intangibles assets and deferred consideration. On an ongoing basis, the Company evaluates these judgments and estimates for reasonableness.

Goodwill, long-lived assets, and other intangible assets

Goodwill and other intangible assets that arise from acquisitions are recorded in accordance with ASC Topic 805, Business Combinations and ASC Topic 350, Intangibles—Goodwill and Other. In accordance with this guidance, specifically identified intangible assets must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Intangibles are typically trade names and intellectual property. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.

The Company recorded goodwill for the first time in connection with its acquisition of UZ Energy in September 2025. As the Company determined there to be a single reporting unit subsequent to the acquisition, management identified the historical losses of the legacy business to be an indicator of a triggering event in the third quarter of 2025, in accordance with ASC Topic 350. The Company performed a quantitative test for impairment, noting that the fair value of the Company using the market cap under the market approach exceeded its book value and concluded there was no impairment of goodwill.

Business Combinations

In accordance with the provisions of ASC Topic 805, Business Combinations, the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill, or bargain purchase if applicable. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the condensed consolidated statements of operations and comprehensive loss.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025
Current Assets
Cash equivalents in money market funds (Note 6)	$18,012	$—	$—	$18,012
U.S. treasury securities	177,559	—	—	177,559
Equity securities(1)	1,177	—	—	1,177
Total current assets at fair value	$196,748	$—	$—	$196,748

Current Liabilities
Deferred consideration, current(2)	—	—	4,361	4,361
Total current liabilities at fair value	$—	$—	$4,361	$4,361

Long-term Liabilities
Sponsor Earn-Out liabilities	$—	$—	$6,949	$6,949
Deferred consideration, non-current(2)	$—	$—	$7,337	$7,337
Total long-term liabilities at fair value	$—	$—	$14,286	$14,286

December 31, 2024
Current Assets
Cash equivalents in money market funds (Note 6)	$120,888	$—	$—	$120,888
U.S. treasury securities	132,782	—	—	132,782
Equity securities(1)	967	—	—	967
Total current assets at fair value	$254,637	$—	$—	$254,637

Liabilities
Sponsor Earn-Out liabilities	$—	$—	$9,472	$9,472
Total liabilities at fair value	$—	$—	$9,472	$9,472

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

(2) Fair value was determined using the Black Scholes option pricing formula capped call and capped put methodology using risk adjusted discount rate for the revenue and adjusted revenue forecasts.

There were no transfers in or out of Level 3 measurements during the three and nine months ended September 30, 2025 and 2024.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows for a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. The new standard is effective for annual periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which removes references to project stages and clarifies the timing of capitalizing costs based on certain thresholds. Additionally, this amendment requires certain disclosures in the notes to the financial statements regardless of financial statement presentation of software costs. The new standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods with early adoption permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.

The Company has reviewed all accounting pronouncements issued during the three months ended September 30, 2025 and concluded that they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Acquisitions

Acquisition of Shenzhen UZ Energy Co. Ltd.

On July 25, 2025, our wholly owned subsidiary, SES AI International I Pte Ltd, entered into a Share Transfer and Share Purchase Agreement (the “Agreement”) with UZ Energy and its shareholders to acquire 100% of the share capital of Shenzhen UZ Energy Co. Ltd. (“UZ Energy”), a China-based battery energy storage system manufacturer. The acquisition closed on September 15, 2025 (the “Closing”) after completion of customary closing conditions. The acquisition of UZ Energy was accounted for as a business combination and the results of UZ Energy’s operations from the date of closing have been included in our condensed consolidated financial statements.

Assuming the Company met and did not exceed the performance targets established for both 2025 and 2026 contingent consideration payments, the aggregate consideration for the acquisition of UZ Energy would be approximately RMB 183.5 million ($25.8 million), of which the purchase consideration would be approximately RMB 93.5 million ($13.1 million). Upon acquisition on September 15, 2025 the purchase consideration was valued at RMB 83.3 million ($11.7 million). The total purchase consideration includes cash of approximately RMB 23.5 million ($3.3 million), which is currently recorded in other current liabilities and is expected to be paid during the fourth quarter of 2025, and additional deferred cash payments of approximately RMB 59.9 million ($8.4 million). The aggregate consideration also includes a capital contribution of RMB 90 million ($12.6 million) made by the Company in exchange for newly issued shares of UZ Energy. The capital contribution was excluded from purchase consideration as the proceeds will remain with UZ Energy and will be used for working capital requirements.

The additional deferred cash payments are contingent on UZ Energy meeting specified thresholds relating to revenue and cash balances for fiscal years 2025 and 2026. The fair value of the deferred cash payments was assessed to be RMB 59.9 million ($8.4 million) as of the Closing, which was estimated by using a Black-Scholes option-pricing model. As of September 30, 2025, the possible outcomes for the range of deferred cash payments, on an undiscounted basis, are from $0.3 million to $11.9 million. The analysis considered, among other items, contractual terms of the Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and cash balance thresholds required for payment of the deferred consideration will be achieved. The company recorded the acquisition date fair value of the short-term portion of the deferred payment liability within accrued expenses and other current liabilities and the long-term portion of the deferred payment liability within other liabilities, non-current on the condensed consolidated balance sheets, respectively.

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. Goodwill is primarily attributed to the expected synergies from future expected economic benefits, including enhanced revenue growth from expanded products and capabilities related to ESS, as well as substantial cost savings from duplicative overheads, streamlined operations and enhanced efficiency. Goodwill is not deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Cash and cash equivalents	$795
Accounts receivable	1,139
Inventory	3,807
Prepaid expenses and other current assets	3,465
Property, plant and equipment	1,023
Intangible assets	1,753
Goodwill	12,617
Other assets	195
Accounts payable	(2,644)
Accrued expenses and other current liabilities	(1,450)
Deferred revenue	(6,862)
Operating lease liability	(174)
Note payable, current	(1,966)
Total	$11,698

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The fair values include Level 3 unobservable inputs and were determined using generally accepted valuation techniques. The Company’s allocation of the purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present as of the closing becomes available and final valuation and analysis are completed. The Company will finalize the purchase price allocation no later than one year from the acquisition date.

The following table sets forth the components of the identifiable intangible assets acquired and their estimated fair values and useful lives as of the date of the acquisition:

(in thousands)	Fair Value	Weighted Average Useful Lives
Patents	$1,685	15 years
Trademarks	68	15 years
Total acquired intangible assets	$1,753

The amount of revenue and pre-tax income the Company recognized since the acquisition, which is included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ending September 30, 2025, was approximately $3.2 million and $0.3 million, respectively.

The Company has not included pro-forma financial information for the acquisition of UZ Energy in these condensed consolidated financial statements. It was determined that the preparation of such information is impracticable as UZ Energy was a foreign, privately held entity that did not historically maintain financial statements in accordance with the U.S. GAAP. The Company has, however, included the results of UZ Energy's operations in its condensed consolidated financial statements from the Closing date forward.

Note 4.  Revenue

We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and energy storage system products as well as from providing research and development services, as this depicts how the nature, amount, timing, and cash flows are affected by economic factors. The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue from customers:
Service revenue	$3,897	$—	$13,209	$—
Product revenue	3,221	—	3,229	—
Total revenue from customers	$7,118	$—	$16,438	$—

Remaining Performance Obligations

We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, was $0.3 million, which is expected to be recognized as revenue within the next twelve months. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

Note 5.  Partnerships

In March 2024, the Company extended a joint development agreement (“JDA”) with Hyundai Motor Company (“Hyundai”) to jointly research and develop B-sample Li-Metal battery technology, until December 2025. Under the terms of the JDA, the Company will fund the research and development activities, and the capital expenditures related to the buildout of pilot manufacturing lines.

The Company’s B-Sample JDA with Honda Motor Company, Ltd. (“Honda”) has been replaced with a B-sample services agreement in January 2025, with a term through December 2025.

The Company’s partnership with GM Global Technology Operations LLC (“GM Technology”), an affiliate of GM Ventures LLC (“GM Ventures”), and General Motors Holdings LLC (“GM Holdings”) (collectively, “General Motors” or “GM”) to jointly research and develop the A-Sample Li-Metal batteries concluded in September 2024.

The following table summarizes credits to research and development recorded in accordance with the terms of the JDA agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development (related party)	$—	$1,973	$—	$3,190
Research and development (non-related party)	—	2,500	—	5,385
Total reimbursements to research and development	$—	$4,473	$—	$8,575

Note 6.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Cash	$17,262	$7,908
Money market funds	18,012	120,888
Total cash and cash equivalents	35,274	128,796
Restricted cash included in other assets	629	599
Total cash, cash equivalents, and restricted cash	$35,903	$129,395

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 7.  Short-Term Investments

Marketable Securities

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of September 30, 2025 and December 31, 2024, which have maturity dates that range from 2 months to 11 months and 0 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three and nine months ended September 30, 2025 and 2024.

September 30, 2025		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$177,388	$171	$—	$177,559
Total short-term marketable securities	$177,388	$171	$—	$177,559

December 31, 2024		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$132,615	$167	$—	$132,782
Total short-term marketable securities	$132,615	$167	$—	$132,782

The Company has $1.2 million and $1.0 million marketable equity securities as of September 30, 2025 and December 31, 2024, respectively, with an initial cost of $0.5 million. Total unrealized gain of $0.7 million and $0.5 million is recorded under miscellaneous (expense) income, net in the condensed consolidated statements of operations and comprehensive loss for the periods ended September 30, 2025 and December 31, 2024, respectively.

Note 8.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Employee compensation and related costs	$4,064	$6,646
Vendor project charges	4,045	7,500
Deferred income	3,131	—
Short-term notes payables	1,924	—
Income taxes payable	1,034	313
Professional and consulting services	683	1,480
Software services	879	—
Construction in process	339	1,408
Other	504	982
Accrued expenses and other current liabilities	$16,603	$18,329

Note 9.  Government Grant

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

As of September 30, 2025 and December 31, 2024, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. These balances are equivalent to $8.6 million and $8.1 million, after translation, as of September 30, 2025 and December 31, 2024, respectively, which is disclosed as unearned government grant in the condensed consolidated balance sheets.

Note 10.  Sponsor Earn-Out Liabilities

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

	September 30, 2025	December 31, 2024
Expected term (in years)	5.6	5.9
Risk free rate	3.76%	4.38%
Expected volatility	100.0%	95.0%
Expected dividends	0%	0%
Stock price	$1.67	$2.19

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and warrants and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 90.7% - 100.6% and 87.3% - 122.5% as of September 30, 2025 and  December 31, 2024, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance as of December 31, 2024	$9,472
Change in fair value	(2,523)
Balance as of September 30, 2025	$6,949

Balance as of December 31, 2023	$4,166
Change in fair value	(3,287)
Balance as of September 30, 2024	$879

Note 11.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021 and amended in March 2024, the Company is committed to undertake certain research and development activities for the benefit of both itself and its OEM Partner which involve expenditures related to engineering efforts and purchases of related equipment. The Company has a remaining commitment to spend up to $7.8 million under this JDA as of September 30, 2025.

In December 2021, the Company amended the lease agreement for an office space in Woburn, Massachusetts. The amendment includes an obligation for the Company to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term) only if the new tenant does not pay the monthly rental amount and the lessor has provided a notice to collect the relinquishment charges from the Company. As of September 30, 2025, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

Deferred Consideration

Under the terms of the acquisition agreement for UZ Energy, the Company recognized contingent liabilities related to purchase consideration payments to UZ Energy shareholders. These payments are contingent on meeting specified thresholds relating to revenue and cash balances for fiscal years 2025 and 2026, which are further detailed in Note 3.

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

Note 12.  Stock-Based Compensation

The Company’s stock-based compensation included in its condensed consolidated statements of operations and comprehensive loss, net of forfeitures, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$608	$3,493	$2,449	$6,560
General and administrative	1,521	3,018	6,094	9,537
Cost of revenue	67	—	321	—
Total stock-based compensation	$2,196	$6,511	$8,864	$16,097

The following table summarizes stock-based compensation expense by award type, net of forfeitures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Earn-Out Restricted Shares	$—	$1,997	$—	$1,997
Restricted Stock Units ("RSUs")	1,774	3,404	6,545	10,093
Performance Stock Units ("PSUs")	176	582	1,089	2,214
Restricted Stock Awards ("RSAs")	245	486	1,197	1,464
Stock options	1	42	33	329
Total	$2,196	$6,511	$8,864	$16,097

PSUs are measured at their estimated fair value using a Monte Carlo simulation valuation model with the effect of the market condition reflected in the grant date fair value of the award. The fair value of RSUs is estimated based on the closing price of the Company’s Class A common stock at the date of grant.

Note 13.   Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 0.8% and (1.0)%, respectively, compared with (0.5)% and (0.6)% for the three and nine months ended September 30, 2024. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of September 30, 2025 and December 31, 2024 and the recording of uncertain tax positions and interest expense.

On July 4, 2025, tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company performed a review during tax provision preparation determining that the impact is not material for the period ending September 30, 2025.

Note 14.  Net Loss Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders - basic	$(20,920)	$(30,186)	$(56,003)	$(65,640)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	331,335,411	322,032,894	330,807,919	320,557,892

Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.09)	$(0.17)	$(0.20)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of September 30,
	2025	2024
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	5,787,911	10,042,526
Public warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private warrants	5,013,333	5,013,333
Unvested RSUs	14,045,838	14,528,463
Unvested PSUs	5,784,050	6,159,793
Earn-out Restricted Shares	742,280	827,276
Unvested RSAs	401	351,198
Total	73,784,738	79,333,514

15. Segment and Geographic Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Compensation and benefits	$6,400	$8,558	$20,699	$25,515
Stock-based compensation	1,815	6,530	8,543	16,116
Lab and equipment	4,003	9,897	12,886	12,984
General and administrative	3,509	4,281	11,502	11,829
Professional services	4,871	2,829	17,036	7,081
Facility	1,540	1,941	4,531	5,967
Marketing and sales	147	181	525	623
	$22,285	$34,217	$75,722	$80,115

Geographic & Concentration Information

For the three and nine months ended September 30 2025, revenue outside of the United States, based on customer billing address, was 98% and 99% of total revenue, respectively. For the three and nine months ending September 30, 2025, there was one customer that accounted for 51% and 59%, respectively, of total revenue and a second customer that accounted for 35% and 15%, respectively, of total revenue as well as 47% of accounts receivable as of September 30, 2025. For the nine months ending September 30, 2025, there was a third customer that accounted for 19% of total revenue as well as 40% of accounts receivable as of September 30, 2025.

Note 16.  Related-Party Transactions

Pursuant to the director nomination agreement, dated as of July 12, 2021, with the Company (the “Director Nomination Agreement”), General Motors Company and its affiliates (“GM”) were considered related parties due to their board representation and the board member’s employment position at GM, which remained in effect as long as GM continued to hold more than 5% of the fully diluted outstanding equity securities of SES as per the agreement. On October 29, 2024, GM and the Company mutually agreed to terminate the Director Nomination Agreement and GM terminated its board representation. Hence, GM is no longer considered a related party during 2025. See “Note 5 – Partnerships” for more details about our prior partnership with GM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the year ended December 31, 2024 and the related notes contained in the 2024 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2024 Annual Report on 10-K. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We are a leading developer and manufacturer of high-performance, AI-enhanced Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), drones, robotics, Energy Storage Systems (“ESS”) and other applications. The Company’s mission is to accelerate the world’s energy transition through material discovery and battery management. SES accelerates its pace of innovation by utilizing superintelligent AI across the spectrum of our business, from research and development, materials sourcing, cell design, engineering and manufacturing, to battery health and safety monitoring.

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

There are four pillars to our mission.

1.	Artificial Intelligence (AI)

We started our AI programs out of necessity, due to the need to provide a high level of safety in the field and the need to further accelerate our future roadmap for material development. Our AI programs fall under three major categories:

AI for Science - We launched our new AI model Molecular Universe (“MU”) in April 2025, and unveiled the latest platform, MU-1, in October 2025. The model is designed to screen a vast universe of small molecules for potential electrolyte solvent candidates. We have also built an electrolyte foundry designed to provide high throughput synthesis and testing of these materials.

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

2.	Energy Storage System (ESS)

We believe the intersection of digital infrastructure and the need for power is one of the most critical themes of our time. As AI continues to evolve, the demand for power will grow significantly. ESS is an essential enabler of renewable energy generation, helping alternative sources of power make a steady contribution to the world’s energy needs despite the inherently intermittent character of renewable energy sources. The flexibility ESS provides will make it integral to applications such as peak shaving, self-consumption, and back power in the event of outages. All of this has created a significant opportunity for us. We have been actively exploring this area as a natural fit to exploit our unique capabilities in materials discovery and superintelligent battery management through AI. We believe that our AI-enhanced batteries can extend the life of ESS, and our AI for Safety can improve ESS battery health and safety. We have only begun to tap into this market and look forward to growing our presence in energy storage.

3.	Electric Vehicles (EV).

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

We believe that our AI-enhanced Li-Metal battery technology demonstrates industry-leading energy density and performance and has the ability to:

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

4.	Urban Air Mobility (UAM)

We believe that UAM and drones are perfect fits for high energy density and high-power density Li-Metal and Li-ion batteries. In our view, B-sample battery cell technology requires less additional development to reach commercial production for use in UAM and drones than in EVs, and that our B-sample technology for EVs can be adapted for UAMs and drones quickly. UAM and drones frequently operate on a fleet business model where the key business metrics are cost per passenger per mile, with weight being a paramount factor to costs. We believe that the step-change gravimetric energy density that Li-Metal and Li-ion can potentially offer means that an aircraft has the potential to carry twice the number of passengers, or twice the payload for cargo applications, or fly twice the distance, which has the potential to significantly improve the profitability of UAM operators. We have converted two of our EV A-sample lines to be dedicated to UAM cell production.

We also believe that our high-energy density and high-power density Li-Metal and Li-ion cells, such as the AI-enhanced 2170 cylindrical cell that we unveiled in January 2025, are well designed for use in humanoid robots, drones and other applications.

On July 25, 2025, our wholly owned subsidiary, SES AI International I Pte Ltd, entered into an agreement with UZ Energy Co. Ltd. and its shareholders to acquire 100% of the share capital of UZ Energy, a China-based battery energy storage system manufacturer. The aggregate consideration for the acquisition of UZ Energy is approximately RMB 183.5 million ($25.8 million), of which the purchase consideration is RMB 93.5 million ($13.1 million), subject to adjustment based on a number of performance factors. The transaction closed on September 15, 2025 after completion of customary closing conditions. We believe that the acquisition of UZ Energy strengthens our capabilities in the ESS market and will provide opportunities for revenue generation.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$	%
(in thousands)	2025	2024	Change	Change
Revenue from customers	$7,118	$-	$7,118	100.0%
Cost of revenue	3,482	-	3,482	100.0%
Gross profit	3,636	-	3,636	100.0%
Gross margin	51%	0%
Operating Expenses
Research and development	15,625	24,438	(8,813)	(36.1)%
General and administrative	6,660	9,779	(3,119)	(31.9)%
Total operating expenses	22,285	34,217	(11,932)	(34.9)%
Loss from operations	$(18,649)	$(34,217)	$15,568	(45.5)%

	Nine Months Ended September 30,		$	%
(in thousands)	2025	2024	Change	Change
Revenue from customers	$16,438	$-	$16,438	100.0%
Cost of revenue	5,645	-	5,645	100.0%
Gross profit	10,793	-	10,793	100.0%
Gross margin	66%	0%
Operating Expenses
Research and development	55,222	51,260	3,962	7.7%
General and administrative	20,500	28,855	(8,355)	(29.0)%
Total operating expenses	75,722	80,115	(4,393)	(5.5)%
Loss from operations	$(64,929)	$(80,115)	$15,186	(19.0)%

Factors Affecting Operating Results

Revenue from Customers

In October 2024, we began to generate revenue from our principal business activities. We generate revenue from two primary sources:

●	Product revenue generally consists of sales of ESS systems to residential and commercial customers as well as Li-ion and Li-Metal battery cells and battery materials, such as electrolyte, sold to automotive OEMs and other manufactures.
●	Service revenue generally consists of services for the design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications.

Revenue for the three and nine months ended September 30, 2025 was $7.1 million and $16.4 million, respectively. This revenue was primarily earned from service-related contracts with OEMs and other manufacturers totaling $3.9 million and $13.2 million, respectively, as well as ESS product shipments totaling $3.2 million for the three and nine months ended September 30, 2025, respectively.

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

Costs of revenue for the three and nine months ended September 30, 2025 were $3.5 million and $5.6 million, respectively. This cost of revenue was primarily attributable to personnel costs for service-related contracts totaling $0.7 million and $2.9 million, respectively, as well as inventory, materials, and shipping costs for ESS product revenue shipments totaling $2.7 million for the three and nine months ended September 30, 2025, respectively.

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been and will continue to fluctuate over time affected by a variety of factors, including the average sales price of our product and service offerings and changes in our mix of revenue between our ESS product and R&D service offerings.

Gross margin for the three and nine months ended September 30, 2025 were 51.1% and 65.7%, respectively. The fluctuation was primarily due to ESS product deliveries arising from the acquisition of UZ Energy in September 2025 and the resulting effect on revenue mix between product and service offerings.

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

Research and development expenses for the three months ended September 30, 2025 decreased $8.8 million, or 36%, to $15.6 million, compared with $24.4 million for the three months ended September 30, 2024. This decrease was primarily driven by a $8.4 million decrease in JDA related lab expenses during the current period, a $3.3 million decrease in personnel costs and a $2.9 million decrease in stock-based compensation mainly attributable to headcount reductions resulting from the company pivoting away from in-house manufacturing, and a $0.6 million decrease in other operating costs like professional fees, rent, and depreciation. These decreases were partially offset by a $4.5 million decrease in reimbursements from prior year from our JDA partners due to the culmination of certain JDA activities in 2024 and a $2.1 million increase in AI infrastructure costs including Graphic Processing Unit (“GPU”) expenses and development costs development of the Company’s Molecular Universe platform.

Research and development expenses for the nine months ended September 30, 2025 increased $3.9 million, or 8%, to $55.2 million compared with $51.3 million for the nine months ended September 30, 2024. This increase was primarily driven by a $10.5 million increase in AI infrastructure costs including GPU expenses and costs related to development of the Company’s Molecular Universe platform, $8.5 million decrease in reimbursements compared to the prior period from billings from our JDA partners due to the culmination of certain JDA activities in 2024, and a $0.2 million increase in depreciation expense for assets placed in service. These increases were partially offset by a $7.4 million decrease in personnel costs, a $4.0 million decrease in stock-based compensation mainly attributable to headcount reductions resulting from the company pivoting away from in-house manufacturing, a $2.7 million decrease in JDA related lab equipment expenses.

Further, there was a $0.6 million decrease in professional services as well as a $0.6 million decrease in other operating costs that include repairs and maintenance and allocated expenses.

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

General and administrative expenses for the three months ended September 30, 2025 decreased $3.1 million, or 32%, to $6.7 million, compared with $9.8 million for the three months ended September 30, 2024. This decrease was primarily driven by a decrease of $1.6 million for stock-based compensation and $0.9 million in personnel costs due to headcount reductions, and a $0.9 million decrease in professional services including recruiting and public relations consulting, partially offset by a $0.2 million increase in other operating costs including franchise tax fees.

General and administrative expenses for the nine months ended September 30, 2025 decreased $8.4 million, or 29%, to $20.5 million, compared with $28.9 million for the nine months ended September 30, 2024. This decrease was primarily driven by a decrease of $3.4 million for stock-based compensation and $2.9 million in personnel costs due to headcount reductions, and a $1.6 million decrease in professional services including recruiting and public relations consulting, a $0.6 million decrease in legal fees and a $0.5 decrease in insurance costs, partially offset by a $0.5 million increase in other operating costs including franchise tax fees and regulatory costs.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three and nine months ended September 30, 2025, we had interest income of $2.3 million and $7.3 million, respectively, compared with $3.7 million and $11.8 million for the three and nine months ended September 30, 2024, respectively. The $1.4 million and $4.5 million decreases from each of the three and nine months ended September 30, 2024 to each of the three and nine months ended September 30, 2025 were due to lower investment balances primarily arising from cash used in operations.

Change in Fair Value of Earn-Out Liabilities

During the three and nine months ended September 30, 2025, we incurred a loss of $3.9 million and a gain of $2.5 million, respectively, associated with the change in fair value of the Sponsor Earn-Out liabilities compared with gains of $1.0 million and $3.3 million, respectively, for the three and nine months ended September 30, 2024. With the fair value of the Sponsor Earn-Out liabilities tied to the Company’s stock price, continued volatility in the stock price or changes in the expected term could result in further gains or losses resulting from the change in fair value. Refer to “Note 10 – Sponsor Earn-Out Liabilities” to the condensed consolidated financial statements for additional information.

Miscellaneous Income (Expense), Net

During the three months ended September 30, 2025, we had miscellaneous expense of $0.7 million, compared with miscellaneous expense of $0.5 million for the three months ended September 30, 2024. This $0.2 million increase in miscellaneous expense was primarily due to an increase in the loss on foreign currency translation.

During the nine months ended September 30, 2025, we had miscellaneous expense of $0.3 million, compared with miscellaneous expense of $0.2 million for the nine months ended September 30, 2024. This $0.1 million increase in miscellaneous expense was the result of an increase in the loss on foreign currency translations.

Benefits from (Provision for) Income Taxes

During the three months ended September 30, 2025, we had a benefit from income taxes of $0.1 million compared to a provision for income taxes of $0.1 million for the three months ended September 30, 2024. This $0.2 million increase in benefits from incomes taxes is primarily due to local taxes in the foreign jurisdictions in which the Company operates.

During the nine months ended September 30, 2025, we had provisions for income taxes of $0.6 million compared to a $0.4 million provision for income taxes for the nine months ended September 30, 2024. This $0.2 million increase in provision for income taxes as primarily due to local taxes in the foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources

As of September 30, 2025, we had total cash and cash equivalents of $35.3 million and investments in marketable debt and equity securities of $178.7 million. As an early-stage growth company that has just begun the commercialization stage of development, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. Our ability to successfully develop our products and services, scale up our commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.  To date, we have funded our operations primarily through a combination of proceeds from the Business Combination and subsequent equity private placement in 2022, and prior to that, funding received through the sales of our redeemable convertible preferred stock. We believe that our cash on hand and marketable securities resulting from these proceeds will be sufficient to meet our principal working capital and capital expenditure requirements and ongoing costs, such as research and development relating to our Li-Metal batteries, operations of recently acquired ESS business, and Molecular Universe material discoveries, for a period of at least 12 months from the date of this Quarterly Report, as well as to full commercialization. However, additional funding may be required during or after this period to finance certain needs beyond our principal working capital and capital expenditure requirements and ongoing costs, including additional opportunities to purchase data and equipment, develop and train our AI models, and/or develop commercial operations in the United States and abroad, acquisitions or other strategic transactions, and unexpected delays in the development of our Li-Metal battery cells.

If we need additional funding beyond these existing short- to medium-term sources of liquidity, or if following commercialization, we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds. This may be through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities, and the obtaining credit from financial institutions. For more information about our at-the-market equity offering program with certain investment banks, which we entered into on February 28, 2025, through which we may offer and sell, from time to time, shares of Class A Common Stock having an aggregate offering price of up to $150.0 million, see “Part II, Item 9.B. Other Information” in our 2024 Annual Report on Form 10-K. We sold no shares under the at-the-market equity offering program during the quarter ended September 30, 2025, and to date have sold no shares under the program.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(47,955)	$(53,794)
Investing activities	(43,704)	34,154
Financing activities	(2,010)	378
Effect of exchange rate changes on cash	177	(291)
Net decrease in cash, cash equivalents and restricted cash	$(93,492)	$(19,553)

Operating Activities

Our cash flows used in operating activities to date have primarily comprised research and development and general and administrative activities as discussed above.

Net cash used in operating activities of $48.0 million for the nine months ended September 30, 2025 was primarily attributable to net loss of $56.0 million, as adjusted for stock-based compensation expense of $8.9 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $2.5 million,  depreciation and amortization of $7.7 million, a loss on disposal of fixed assets of $0.6 million, accretion income from marketable securities of $2.4 million, and a $4.6 million working capital outflow. The working capital outflow was primarily driven by a $5.4 million increase in prepaids and other assets primarily due to advance payments made for software related service costs due to AI infrastructure spend, a $2.0 million increase in accrued expenses and other current liabilities due to accruals for deferred consideration in connection with the acquisition, changes in deferred revenue balances, accrued income taxes payable, and payroll related accruals and a $1.3 million increase in receivables from customers.

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

Investing Activities

Net cash used in investing activities was $43.7 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $34.2 million for the nine months ended September 30, 2024.

Purchases, Maturities, and Sale of Investments – Net purchases of investments in marketable debt and equity securities were $47.4 million for the nine months ended September 30, 2025, compared to net proceeds from investments in marketable debt and equity securities of $46.1 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we sold investments prior to maturity resulting in $5.0 million in proceeds from sale of investments compared to none in the nine months ended September 30, 2024.

Capital Spending – Capital expenditures were $2.1 million and $12.0 million for the nine months ended September 30, 2025 and 2024, respectively, and primarily related to the shift from investing in manufacturing equipment to more AI/software, which is less capital intensive. We expect capital expenditures to decrease in 2025 compared with 2024 as we continue to spend on AI related infrastructure classified as research and development expense rather than invest in manufacturing equipment.

Business Combination – Net cash acquired during the business combination was $0.8 million for the nine months ended September 30, 2025 due to the timing of deferred consideration payments for the acquisition consideration.

Financing Activities

Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2025 compared to net cash provided by financing activities of $0.4 million for the six months ended June 30, 2024, respectively, due to $1.6 million in stock repurchases during the period and $0.4 million in payments for taxes withheld to cover vested restricted stock.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of September 30, 2025, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$16,202	$-	$16,202
Operating lease obligations(2)	2,821	7,168	9,989
Total	$19,023	$7,168	$26,191

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

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2025 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

We consider an accounting estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the financial statements. Our significant accounting policies are described in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of our accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We consider the following to be our critical accounting estimates.

HIDDEN_ROW
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions
Business Combinations, Goodwill, and Intangibles

In accordance with the provisions of ASC Topic 805, Business Combinations, the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

In accordance with this guidance, specifically identified intangible assets must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Intangibles are typically trade names and intellectual property.

Any excess of the purchase price over the fair value of identifiable net assets in a business combination is recognized as goodwill.

Intangibles acquired from business combinations, including trademarks and patents, are initially measured at their estimated fair values and are then amortized on a straight-line basis over their estimated useful lives.

For Intangible assets, the fair value assigned to the assets are based on reasonable assumptions and estimates that a market participant would use, including revenue forecasts, discount rates, margins, and market factors.  Additionally, management evaluates whether triggering events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible should be revised.

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of fair value allocated to goodwill based on the purchase price less net assets.

HIDDEN_ROW
Description	Judgments and Uncertainties	Effect if Results Differ From Assumptions
Impairment of Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are  evaluated for impairment in accordance with ASC Topic 350, Intangibles—Goodwill and Other.

We evaluate goodwill and indefinite-lived intangible assets for impairment annually or more frequently whenever events or circumstances make it more likely than not that impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, customer engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit or a sustained decrease in stock price. Operating as a single reporting unit, the Company’s entire goodwill balance is subject to this assessment.

We have the option to perform a qualitative assessment (commonly referred to as a "step zero" test) to determine whether further quantitative analysis for impairment of goodwill and indefinite-lived intangible assets is necessary. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If, after assessing the totality of events or circumstances we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we do not need to perform a quantitative analysis.

If a quantitative assessment is required, we estimate the fair value of each reporting unit using a combination of discounted cash flow analysis and market-based valuation methodologies. Determining fair value using a quantitative approach requires significant judgment, including judgments about projected revenues, cash flows over a multi-year period, discount rates and estimated valuation multiples. The discount rate applied to our forecasts of future cash flows is based on our estimated weighted average cost of capital. In assessing the reasonableness of our determined fair values, we evaluate our results against our market capitalization.

For September 30, 2025 we elected to perform the quantitative assessment for impairment considerations. Based upon our latest assessment, we determined that our goodwill was not impaired as of September 30, 2025. We will monitor future results and will perform a test if indicators trigger an impairment review.

Changes in these estimates and assumptions could materially affect the determination of fair value and impact the goodwill impairment assessment.
Deferred Consideration related to Business Combination

In accordance with the provisions of ASC Topic 805, cash payments related to purchase consideration that are contingent on future financial performance metrics are recorded as liabilities at fair value after using management judgment to determine the likelihood of achieving the performance metric.

The deferred consideration contingent on financial performance used appropriate fair value model (capped put and capped call Black-Scholes option pricing model for 2025 and 2026 consideration payments) to be used for valuing fair value adjustment to deferred consideration, which can be impacted by the following assumptions:

●
revenue discount rate
●
credit spread
●
payout percentage above call or below put
●
forecasted revenue
●
interest rate
●
expected volatility
●
risk factor adjustment
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the liability recorded for deferred consideration.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended September 30, 2025. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in more detail below.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 excludes the acquisition of UZ Energy which was acquired on September 15, 2025, and whose financial statements constitute approximately 7% of total assets and 20% of total revenue of the consolidated financial statement amounts of the Company as of and for the nine-month period ended September 30, 2025.

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

The material weakness did not result in any material misstatements to our condensed consolidated financial statements or disclosures in any of the three and nine months ended September 30, 2025 or 2024 included in this Quarterly Report on Form 10-Q, and our management believes the condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows for such periods in accordance with U.S. GAAP

Changes in Internal Control over Financial Reporting

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

Risks Relating to Our Business and Technology

We may not be able to successfully integrate UZ Energy’s operations with our business.

We completed the acquisition of UZ Energy on September 15, 2025. Integrating UZ Energy into our business may require significant attention from our senior management, which may divert their attention from our day-to-day business. The difficulties of integration may be increased by cultural differences between our two organizations and the necessity of retaining and integrating personnel, including UZ Energy’s key employees. The services of some of these individuals will be important to the continued growth and success of UZ Energy’s business and to our ability to integrate its business with ours. If we were to lose the services of these key employees or fail to sufficiently integrate them, our ability to operate these businesses successfully would likely be materially and adversely impacted. There may also be challenges in the integration of operations and systems, products and services, and management of facilities, conforming standards, controls, procedures and accounting and other policies, business cultures, engineering, design and development processes, and compensation structures between the two companies, managing the expanded operations of a large and complex company and in keeping existing customers and obtaining new customers. As such, if we are unable to successfully integrate UZ Energy’s operations into our business we could be required to record material impairments, and as a result, our financial condition, results of operations, cash flows and stock price could be material and adversely affected.

The economic benefit of our ESS products to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.

The economic benefit of our ESS products to our customers includes, among other things, the benefit of reducing such customers’ payments to the local electric utility company or from sourcing electricity from other alternative sources. The rates at which electricity is available from a customer’s local electric utility company are subject to change and any changes in such rates may affect the relative benefits of our energy storage systems. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our ESS products could adversely affect the demand for such products.

Additionally, the electricity stored and released by our ESS products may not currently be cost-competitive in some geographic markets, and we may be unable to reduce our costs to a level at which our ESS products would be competitive in such markets. As such, unless the cost of electricity in these markets rises or we are able to generate demand for our ESS products based on benefits other than electricity cost savings, our potential for growth in the ESS market may be limited. As a result, we may fail to realize all of the anticipated benefits of the UZ Energy acquisition, or those benefits may take longer to realize than expected.

Our ESS products performance may not meet customers’ expectations or needs

Our ESS products, including those made by UZ Energy, are subject to various operating risks that may cause them not to perform as expected for our customers. These risks include a failure or wearing-out of our equipment or the equipment into which our equipment connects, an inability to find suitable replacement equipment or parts, or disruption in our distribution systems. Any extended interruption or failure to generate the expected amount of output could adversely affect our business, financial condition and results of operations. In addition, our ESS customers’ willingness to acquire additional systems or services from us may be impacted in the future if any of our systems incur operational issues that indicate expected future cash flows from the system are less than the carrying value. Any such outcome could adversely affect our operating results or ability to attract new customers.

We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

A significant amount of our components in our ESS products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S. If a catastrophic event occurs relative to these third-party manufacturers, or the political, social, or economic conditions shift within their respective geographies or between trade partners, we could experience business interruptions, delayed delivery of products, or other adverse impacts to our ongoing business. While these arrangements may lower operating costs, they also reduce our direct control over production and distribution. Such diminished control could have an adverse effect on the quality or quantity of our products as well as our flexibility to respond to changing conditions. In addition, we rely on third-party manufacturers to adhere to the terms and conditions of the agreements in place with each party. For example, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects. Any unanticipated product or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect our reputation, financial condition, and operating results. In addition, any adverse change in any of our manufacturers financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, porting to and qualifying a new manufacturer and commencing production can be an expensive and lengthy process.

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

As a result of changes to U.S. and foreign government policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., particularly those manufactured in China, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. China is currently a leading global source of supplies for use in the battery, ESS, EV and UAM industries, including some products that we use. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. For example, in February 2025, the United States imposed additional tariffs on imports from China and significantly increased those tariffs in April 2025 and announced plans for “reciprocal” tariffs on several countries (including China) in late July 2025. As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from numerous countries, including China, as well as retaliatory tariffs enacted in response to such actions. In addition, in October 2025, China announced new export controls over exports of certain high performance lithium ion batteries, cathode active materials and anode active materials, which will apply to certain of our products, There can be no assurance that we will be able to obtain export licenses for affected products in a timely manner, or at all, which may affect our ability to export products subject to these export controls out of China, which could lead to a loss in sales opportunities. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs, and we can make no assurance regarding the eventual impact on our operating results and business. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and, in turn, have a material adverse effect on the business and financial condition of such suppliers and customers or other counterparties we do business with, which in turn would negatively impact us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c)

The following table summarizes our common stock repurchase program activity for the three months ended September 30, 2025:

Share Repurchase Activities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(1)
July 1 - July 31, 2025	871,754	1.27	871,754	28,896,491
August 1 - August 31, 2025	468,902	1.07	1,340,656	28,394,719
September 1 - September 30, 2025	—	—	1,340,656	28,394,719
Total	1,340,656	$1.22	1,340,656

(1)On April 24, 2025, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $30 million of our outstanding common stock. Under the authorization, the Company may repurchase shares from time to time at management’s discretion, through a variety of methods, including open market purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions or otherwise, in compliance with applicable federal securities laws and other applicable laws and regulations. The Company may also, from time to time, enter into plans that are compliant with Rule 10b5-1 of the Exchange Act to facilitate repurchases of its shares under this authorization. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities, and funding considerations. The share repurchase authorization does not obligate the Company to repurchase any specific number of shares, may be suspended or discontinued at any time and does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

(a)	None.
(b)	Not applicable.
(c)	During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows: On August 14, 2025, Hong Gan (our Chief Science Officer) adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Gan’s plan is for the potential exercise sale of up to 500,000 vested stock options with expiration dates ranging between March 13, 2029 and February 9, 2031, and the sale of the shares of Class A common stock underlying such stock options. The duration of the trading plan is through August 15, 2026, or earlier, upon the completion of all transactions subject to the trading plan.

Item 6. Exhibits

Exhibit No.	Description

2.1+

Share Transfer and Share Purchase Agreement, dated July 25, 2025, among Shenzhen UZ Energy, CO. Ltd., Shenzhen Yuze Venture Capital Co., Ltd., Xiaofei Xu, Zhen Bao, Shenzhen Yupeng Venture Consulting Partnership (L.P.), Shenzhen Yuyuan Consulting Partnership (L.P.), Changjiu Lin, Shenzhen Zhongxiaodan Venture Capital Co., Ltd., Yibin Chendao New Energy Industry Equity Investment Partnership (L.P.), and SES AI International I Pte. Ltd.

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

†    Filed herewith.

*    Furnished herewith.

+ The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) the type of information that the Company both customarily and actually treats as private and confidential. In addition, certain exhibits and schedules to the referenced exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 12, 2025

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)