Form 10-K
period 2025-12-31
SES AI Corp
filed 2026-03-04
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $278.5 million, calculated by using the closing price of the registrant’s Class A common stock on such date on the New York Stock Exchange of $0.88.

As of March 2, 2026, there were 322,742,539 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projects are based on internal assumptions that may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	We may not be able to successfully integrate UZ Energy’s operations with our business.
●	The market for UAM, and for use of Li-Metal technology in UAM applications, is still emerging and may not achieve the growth potential we expect.
●	We may face challenges in developing National Defense Authorization Act (“NDAA”)-compliant manufacturing capacity for drone cells, and even if we develop the manufacturing capacity, demand for NDAA-compliant drone cells may not develop.

●	If our batteries fail to perform as expected our ability to develop, market and sell our batteries could be harmed.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our batteries at scale depends on our ability to build, operate and staff our facilities successfully, as well as to obtain sufficient contract manufacturing specificity.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”), service contracts and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.
●	The battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.
●	We may not be able to estimate accurately the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	We may not be able to develop and commercialize newly discovered materials.
●	The use of artificial intelligence in our products and services may result in reputational harm and competitive harm.
●	Our use of artificial intelligence and machine learning may result in legal and regulatory risks.
●	The market for our AI-based services such as Molecular Universe is still emerging and our AI programs may not achieve the growth potential we expect.
●	The economic benefit of our ESS products to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
●	Our ESS products performance may not meet customers’ expectations or needs.
●	We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.
●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
●	The price of our Class A common stock has been and may continue to be volatile.
●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	We have a history of material weaknesses in our internal control over financial reporting, and a failure to remediate any such weakness and/or our identification of new ones could have an adverse impact on the value of our Class A common stock.
●	The other factors described in “Part I, Item 1A” in this Annual Report.

The forward-looking statements contained in this Annual Report on Form 10-K are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements speak only as of the date of this Annual Report on Form 10-K and should not be relied upon as representing the Company’s views as of any subsequent date. The Company expressly disclaims any obligation or undertaking to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Overview

We are a leading developer and manufacturer of high-performance, AI-enhanced Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion”) rechargeable battery technologies and battery materials for Energy Storage Systems (“ESS”), Urban Air Mobility (“UAM”), drones, robotics, electric vehicles (“EVs”), and other applications. The Company’s mission is to accelerate the world’s energy transition through material discovery and battery management. SES accelerates its pace of innovation by utilizing superintelligent AI across the spectrum of our business, from research and development, materials sourcing, cell design, engineering and manufacturing, to battery health and safety monitoring.

Molecular Universe

Through our AI-based platform, Molecular Universe, we believe we have access to multi-pronged business opportunities in fast growing markets, such as ESS, drones and materials. For ESS, we supply fully integrated hardware and software solutions with battery health and safety management software powered by Molecular Universe, which we believe differentiates our products in a competitive market. For materials, we believe that we can manufacture and supply enhanced materials discovered through Molecular Universe to gain market share in the large addressable market for advanced battery materials. We also manufacture and supply high energy and power density Li-Metal and Li-ion cells which can be used for drones, UAM, robotics and EV applications, which are regularly improved through research powered by Molecular Universe. Finally, we also offer access to Molecular Universe as a software product.

Our Products

1. Energy Storage System (ESS)

We believe the intersection of digital infrastructure and the need for power is one of the more critical themes of our time. As AI continues to evolve, the demand for power is expected to grow significantly. ESS is an essential enabler of renewable energy generation, helping alternative sources of power make a steady contribution to the world’s energy needs despite the inherently intermittent character of renewable energy sources. The flexibility ESS provides will make it integral to applications such as peak shaving, self-consumption, and back power in the event of outages. All of this has created a significant opportunity for us. We have been actively exploring this area as a natural fit to exploit our unique capabilities in materials discovery and superintelligent battery management through AI. We believe that our AI-enhanced batteries can extend the life of ESS, and our AI for Safety can improve ESS battery health and safety. In September 2025, we completed the acquisition of UZ Energy, an ESS systems manufacturer, which has allowed us to accelerate our entry into the ESS market. We believe that by integrating our hardware and software solutions with battery health and safety management software powered by Molecular Universe into UZ Energy’s existing products, we can further differentiate our ESS products to compete in a fast growing but competitive ESS marketplace.

2. Drones

We believe that drones are a perfect fit for high energy density and high-power density Li-Metal and Li-ion batteries. UAM and drones frequently operate on a fleet business model where the key business metrics are cost per passenger per mile, with weight being a paramount factor to costs. We believe that the step-change gravimetric energy density that Li-Metal and Li-ion can potentially offer means that an aircraft has the potential to carry twice the number of passengers, or twice the payload for cargo applications, or fly twice the distance, which has the potential to significantly improve the profitability of UAM operators. We have converted two of our EV A-sample lines to be dedicated to drones and UAM cell production. We are also planning to develop NDAA-compliant manufacturing capacity to develop drone cells with high energy and high-power density in our facility in Korea to meet the growing demand for NDAA-compliant cells.

3. Materials

Molecular Universe should accelerate material discovery for both Li-Metal and Li-ion across multiple applications ranging from ESS, drones, EV, consumer electronics and many others. We partner with contract manufacturers to supply materials discovered through the Molecular Universe at scale. To date, we have discovered six novel electrolyte materials across multiple applications through our Molecular Universe platform which are being tested with over 40 potential customers. In November 2025, we announced a joint venture with Hisun New Energy Materials Ltd. Co. (“Hisun”), an electrolyte manufacturer, to allow us to manufacture our newly discovered materials at commercial scale for customers. We expect to begin supplying materials manufactured through the Hisun joint venture in the second half of 2026.

4. Molecular Universe

We also provide access to our Molecular Universe AI4Science platform, either through access to a cloud version of Molecular Universe, or through on-premises deployment, on a subscription basis. Molecular Universe allows battery professionals to accelerate their own research to discover breakthroughs in battery materials for consumer electronics, drones, ESS and EV applications, among others. Molecular Universe offers high precision and high-speed simulation models, high quality experimental data and domain expertise, allowing battery professionals to significantly accelerate research while reducing research and development costs.

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

Patents

As of December 31, 2025, we have been granted 103 patents, with expiration dates ranging from 2030 through 2042, and have over 80 patent applications pending in the United States and in other jurisdictions. We also rely substantially on unpatented proprietary technology, including know-how and 40 trade secrets as of December 31, 2025.  The issued and pending patents, licenses, know-how and trade secrets cover the following:

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

Trademarks

We have registered various trademarks associated with our business with the United States Patent and Trademark Office on the Principal Register and in other appropriate jurisdictions. As of December 31, 2025, we have 106 registered or allowed trademarks, with 1 trademark application pending. Depending upon the jurisdiction, trademarks are valid if they are in use and/or their registrations are properly maintained.

Geographic & Concentration Information

Revenue outside of the United States, based on customer billing address, was 99% and 100% of total revenue for the years ending December 31 2025 and 2024, respectively. For the year ending December 31, 2025, there were three customers that accounted for 48%, 15%, and 12% of revenue, respectively, compared with one customer that accounted for 93% in the year ending December 31, 2024.

Our Suppliers

Currently, we are in product development and our product design has yet to be finalized, so our volume demand is limited, and we do not have long-term supply arrangements. As volume demand grows, we expect to negotiate long-term supply contracts. For our current product development needs, we source from third-party suppliers for raw materials, components and equipment necessary to develop and manufacture our Li-Metal battery cells. As discussed above, we have announced a joint venture with Hisun to allow us to manufacture our newly discovered materials at commercial scale for customers. We expect to begin supplying materials manufactured through the Hisun joint venture in the second half of 2026.

Our Employees

As of December 31, 2025, we had approximately 215 full-time employees. Approximately 35% of our employees, including all of our executive management team, are located in the United States, with the remaining located in China, South Korea and Singapore. The workforce in our China and South Korea locations primarily consists of operators for our manufacturing lines. Currently, approximately 68% of our employees worldwide are engaged in research and development and related functions, with expertise in all aspects of the development process, including materials science, chemistry, engineering, machine-learning, and software. Many of these employees have extensive experience from large Li-ion companies and hold advanced engineering and scientific degrees, including many from the world’s top universities.

Our Facilities

We have leased facilities located in Woburn, Massachusetts in the United States, Shanghai and Shenzhen, China, and Chungju and Seoul, South Korea. Our primary Woburn facility, which also serves as the Company’s headquarters, focuses on chemistry, material and algorithm research and development, as well as engaging with our OEM and strategic partners. We also have another facility near our Woburn facility, which focuses on novel electrolyte molecule discovery and synthetic pathway development. Our Shanghai facility focuses on supply chain development, manufacturing process development, battery cell development and production. Our Shenzhen facility focuses on ESS supply chain and sales to our customers, including logistics and manufacturing processes. Our Chungju facility focuses on manufacturing process development. We have also set up an office in Seoul focused on supply chain, customer relations and our collaboration with partners in the region.

Competition

The battery market is fast-growing, extremely competitive and driven by the innovation of both large incumbents and emerging entrants . With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our prospective competitors include major manufacturers supplying the battery market, automotive and drone OEMs and potential new entrants to the battery market. Existing suppliers of ESS products include FREYR Battery, Microvast Holdings, Electrovaya, Stem Inc., and Fluence Energy. Existing manufacturers of battery materials that we compete with include Enovix, Solid Power, FREYR Battery, Sion Power, and Natrion. Existing manufacturers of drone and robotics cells that we compete with include Amprius, QuantumScape, Solid Power, Enovix, and Cuberg. Existing competitors for our Molecular Universe software service include C3.ai, Natrion, Intecells, Zeta Energy, and Innoviz Technologies.

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

We incurred net losses of $73.0 million and $100.2 million for the years ended December 31, 2025 and 2024, respectively, and had an accumulated deficit of $371.9 million and $298.9 million from our inception through December 31, 2025 and 2024, respectively. Since inception, we have not achieved profitable operations or positive cash flows from our operations.

We believe that we will continue to incur operating and net losses as we continue to incur significant expenses in connection with our research and development efforts. As discussed in other risk factors in this section, factors that could impact the timing and levels of our profitability include, but are not limited to: our ability to solve the scientific engineering and mechanical challenges to commercialize our products; the level of demand for our products; the performance of our products; the projected supply materials for our products; the cost of our investment in artificial intelligence and machine learning infrastructure; a reduction in the cost of Li-ion; average selling prices of EVs and our products; the safety of UAM use; projected production capacities of our facilities; our collaboration with OEMs; the projected gross margin achievable upon sale of our products; and the extent to which growth of EV, UAM, ESS drones, robotics and Molecular Universe markets and continued shift in consumer preference will conform with projections.

We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.

The development, design, manufacture and sale of batteries is a capital-intensive business. We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. To date, we have funded our operations through a combination of proceeds from the Business Combination and subsequent equity private placement in 2022 and funding received through the sales of our redeemable convertible preferred stock. These funds are expected to finance our principal sources of liquidity and ongoing costs, such as research and development relating to our Li-ion and Li-Metal batteries and the continued development of Molecular Universe. In the future, if we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity (including through at-the-market sales), equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales.

We believe that our cash on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K. However, additional funding may be required for a variety of reasons, including merger and acquisition opportunities, development costs for our batteries and development costs for Molecular Universe. Our ability to successfully develop our products and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.

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

The market for UAM, and for use of our battery technology in UAM and other applications, is still emerging, and may not achieve the growth potential we expect.

The UAM market is still emerging, and it is uncertain to what extent market acceptance of UAM will grow, if at all. The market is new and rapidly evolving, characterized by rapidly changing technologies and evolving government regulation and industry standards. To our knowledge, there is no market standard battery technology for use in UAM applications. There can be no assurance that, even if the UAM market grows significantly, our technology will emerge as a preferred battery technology for use in UAM applications. The success of our ability to sell our batteries for use in UAM applications will depend on the growth and acceptance of UAM generally and the results of testing and certifications for use of our batteries in UAM applications. If the UAM market does not develop as we expect, or if our batteries do not perform as expected during testing for use in UAM applications, it could materially adversely affect our business, operating results, financial condition and prospects.

Similarly, to the extent we seek to grow our business through the commercialization of our battery technology for use in EVs, our growth will be dependent upon the adoption of EVs by commercial vehicle and specialty vehicle operators and consumers. In that case, if the markets for EVs do not develop as we expect or develop more slowly than we expect, it could materially adversely affect our business, operating results, financial condition and prospects.

We may face challenges in developing NDAA-compliant manufacturing capacity for drone cells, and even if we develop the manufacturing capacity, demand for NDAA-compliant drone cells may not develop.

Our plans to develop NDAA-compliant manufacturing capacity for high energy and high-power density drone cells involve significant execution, regulatory and market risks. Achieving and maintaining NDAA compliance may require substantial capital expenditures, supply chain modifications and ongoing verification procedures, and we may be unable to source compliant components or certify our processes on commercially reasonable terms or within expected timelines. In addition, demand for NDAA-compliant drone cells may not develop as anticipated or may be adversely affected by changes in law or procurement policies. Any delays, cost overruns or failure to achieve commercial-scale production and distribution could materially and adversely affect our business and results of operations.

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

Our research and development efforts strive to create products that are on the cutting edge of technology and are meeting the evolving requirements of our customers, but competition in our industry is high. To secure acceptance of our products, we must also constantly develop and introduce cost-effective, increasingly more scalable batteries with enhanced functionality and performance to meet evolving industry standards. If we are unable to retain target customers, or convert early trial deployments into meaningful orders, our business, financial condition, operating results and prospects could be materially adversely affected. In addition, we may not receive adequate assistance from OEMs to commercialize our products successfully, which could impair our results of operations.

We may not be able to establish new, or maintain sufficient existing, supply relationships for necessary raw materials, newly discovered materials, components or equipment, or we may be required to pay costs for raw materials, newly discovered materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.

Currently, our volume demand is limited, and we do not have long-term supply arrangements. As volume demand grows, we expect to negotiate long-term supply contracts. For our current product development needs, we source from third-party suppliers for raw materials, components and equipment necessary to develop and manufacture our battery cells. For more information, see “Part I, Item 1. Business—Our Suppliers.”

Additionally, we partner with contract manufacturers to supply materials discovered through the Molecular Universe at scale. In November 2025, we announced a joint venture with Hisun, an electrolyte manufacturer, to allow us to manufacture our newly discovered materials at commercial scale for customers. We expect to begin supplying materials manufactured through the Hisun joint venture in the second half of 2026.

To the extent that, when our volume demand so requires, if we are unable to enter into long-term agreements with our current or future suppliers on beneficial terms, or such suppliers are unable to meet our long-term requirements at reasonable cost, we may need to seek alternative sources for necessary raw materials, components or equipment necessary to develop and manufacture our battery cells, produce the raw materials or additional components in-house, produce newly discovered materials at commercial scale for customers, or redesign our proposed products to accommodate available substitutes. To the extent that our suppliers experience any delays or inability in providing or developing their products, we could also experience delays or inability in delivering our products.

Moreover, the price of raw materials, components and equipment could fluctuate significantly due to circumstances beyond our control. Substantial increases in prices would increase our operating costs and negatively impact our prospects. Any disruption in supply could also temporarily disrupt future research and development activities or production of our batteries and newly discovered materials until an alternative supplier is able to meet our requirements.

Changes in business conditions, unforeseen circumstances and governmental changes, as well as other factors beyond our control or which we do not presently anticipate, could affect our suppliers’ ability to deliver raw materials, components or equipment to us on a timely basis. For instance, we may be impacted by currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions (such as the ongoing military conflict between Russia and Ukraine, throughout the Middle East, and wider regional conflict), which may limit our ability to obtain key raw materials or components for our batteries or significantly increase freight charges and other costs and expenses associated with our business. For more information, including the impact of current tariffs on us, see “—Risks Relating to our International Operations—The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.” Any of the foregoing could materially and adversely affect our business, financial condition, operating results and prospects.

Our ability to manufacture our batteries at scale depends on our ability to build, operate and staff our facilities successfully, as well as to obtain sufficient contract manufacturing capacity.

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

The production of our facilities also requires us to hire and train highly skilled personnel to operate such facilities, including engineers, workers, and indirect laborers. Recruiting and training such skilled staff takes significant cost and time, and an inability to do so timely or at all inhibits the successful operation of these facilities, thus negatively affecting our business. In addition, the manufacturing of our batteries at facilities requires us to obtain various production licenses and permits, receive the necessary internal approvals from our customers regarding specifications and enter into agreements for the supply of raw materials, components and manufacturing tools and supplies. If we do not complete such steps in a timely manner, our manufacturing timeline or output could be significantly delayed or inhibited.

We also rely on contract manufacturers to complete production of certain of our products, including newly discovered materials,  in a timely manner that meets our quality, quantity and cost requirements.  Contract manufacturers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet demand for our products.

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

We have pursued and may continue to pursue JDAs, service contracts, joint ventures and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.

We have entered into strategic alliances and may in the future enter into additional strategic alliances.

While offering potential benefits, these current and future strategic alliances with battery manufacturers, OEMs, contract suppliers and others could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by our partners and costs of establishing and maintaining new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of our partners and, to the extent any of them suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with them. For example, if we rely on our partners’ manufacturing facilities, those operations would be outside of our control. We could experience delays if our partners do not meet agreed-upon timelines or experience capacity constraints, and in turn, we could lose customers and face reputational harm.

Further, there is risk of potential disputes with any partners with whom we collaborate, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to their collaboration with us. Our ability to build a premium brand successfully could also be adversely affected by perceptions about the quality of our partners’ products. In addition, because we rely on our partners and third parties to meet our quality standards, there can be no assurance that we will successfully maintain quality standards. Finally, we may not be successful in entering into new strategic alliances in the future, whether with new partners or with existing partners with whom we want to continue our relationships. Any of the foregoing could adversely affect our business, financial condition, operating results and prospects.

The battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.

The battery market, like the market for renewable energy that it services, is fast-growing, extremely competitive and driven by the innovation of both large incumbents and emerging entrants like SES. For more information, see “Part I, Item 1. Business—Competition.” Li-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, Li-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and therefore reduce the prospects for our business or negatively impact our ability to sell our products at a market-competitive price and yet with sufficient margins.

A number of development-stage companies are also seeking to develop new technologies for batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with OEMs and are in varying stages of development. Additionally, many OEMs are researching and investing in conventional Li-ion batteries and/or Li-Metal battery efforts and, in some cases, in battery development and production. Furthermore, other companies are developing alternative technologies such as advanced diesel, ethanol, fuel cells or compressed natural gas, as well as potential improvements in the fuel economy of the internal combustion engine. We expect competition in battery technology to intensify due to increased demand for high energy density batteries. Developments in alternative technologies or improvements in battery technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our batteries, our business will be harmed.

We may not be able to estimate accurately the future supply and demand for our batteries, or battery materials, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. If we overestimate our requirements, our suppliers may have excess inventory, which may increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and product revenue or potential liability for late delivery. In addition, lead times for raw materials, components and manufacturing equipment may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each raw material, component or manufacturing equipment at a given time. Any of the foregoing could result in delays in the delivery of batteries or battery materials to our potential customers, which would harm our business, financial condition, operating results and prospects.

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

We may not be able to develop and commercialize newly discovered materials.

We believe that we can manufacture and supply enhanced materials discovered through Molecular Universe to gain market share in the large addressable market for advanced battery materials. To date, we have discovered six novel electrolyte materials across multiple applications through our Molecular Universe platform that are being tested with over 40 customers. Accordingly, our business depends, in part, on our ability to successfully discover, develop, manufacture and commercialize novel materials for use in the battery industry, and our efforts may not result in commercially viable products.

The discovery and development of novel materials is inherently uncertain, time-consuming and capital intensive. Materials that demonstrate promising performance in modeling or laboratory testing may fail to achieve required performance, safety, durability, cost or manufacturability standards under real-world conditions. Our novel materials currently undergoing customer validation and qualification testing may not meet customer specifications or may not be adopted at all.

In addition, scaling production from laboratory or pilot processes to commercial-scale manufacturing presents significant technical and operational risks, including yield, quality control and cost challenges. Commercial adoption of new materials typically involves lengthy qualification cycles, and competing technologies or materials may reduce demand for our products. If we are unable to successfully develop, scale and commercialize our materials on a timely and cost-effective basis, our business and results of operations could be materially adversely affected.

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

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become better known, there is increased risk that competitors or other companies will seek to hire our personnel. All of our executives and engineering staff are subject to non-competition agreements, but we may face challenges in enforcing these non-competition agreements. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.

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

Additionally, we believe that, currently, the availability of government incentives and subsidies available to end-users and OEMs is an important factor considered by customers when purchasing EVs, and that growth in the battery market will depend in part on the availability and amounts of these subsidies and incentives for EVs.  Currently, government programs, including in China and Europe, favor the purchase of EVs, including through disincentives that discourage the use of gasoline-powered vehicles. In the United States, the states of California, Connecticut, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Washington have recently banned the sale of new gas-powered vehicles by 2035, and other states may follow. However, changes to such government programs and plans to ban the sale of new gas-powered vehicles could have a material adverse effect on our business, financial condition, operating results and prospects.

At the federal level in the United States, while the Inflation Reduction Act of 2022 (IRA) provided tax credits for the purchase of electric vehicles and electric vehicle charging infrastructure, the OBBBA (One Big Beautiful Bill Act), enacted in July 2025, has now terminated these credits, which were phased out on September 30, 2025 with respect to electric vehicle purchased after such date and will be on June 30, 2026 with respect to electric vehicle charging infrastructure placed in service after such date. These changes may reduce demand for EVs, adversely affecting our anticipated sales of EV battery products.

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

If our batteries are installed in EVs that do not meet certain motor vehicle standards, our business, operating results and prospects could be adversely affected.

Our products may be used as components in EVs. All vehicles sold must comply with applicable international, federal, and state motor vehicle safety standards, which vary by national and other jurisdictions. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. If any EV manufacturing customer that uses our products fails to satisfy motor vehicle standards, it could have a material adverse effect on our business and operating results.

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

We use artificial intelligence and machine learning in our business, including using artificial intelligence in our battery management systems to monitor the state of health of the battery and using machine learning to assist in developing new molecules and synthesis techniques to improve battery performance through our Molecular Universe platform. We also incorporate artificial intelligence solutions in our workflows and these applications may become increasingly important to our operations over time. As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies. Artificial intelligence algorithms or training methodologies may be flawed. Datasets may be overbroad or insufficient and information generated by artificial intelligence may be illegal or harmful. There may also be insufficient back-testing. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition and results of operations may be adversely affected. The rapid evolution and increased adoption of AI technologies may also intensify our cybersecurity risks. For more information, see “Risks Relating to Privacy and Security—If we experience a significant cybersecurity breach or disruption in our information systems or any of our partners’ information systems, our business could be adversely affected.” Overall, there can be no assurance that the usage of such technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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

The market for our AI for Science services such as Molecular Universe is still emerging, and our Molecular Universe programs may not achieve the growth potential we expect.

We are seeking to accelerate our pace of innovation by utilizing AI across the spectrum of our business, from engineering and manufacturing; to battery health and safety monitoring through our Molecular Universe platform. AI and the application of AI to battery development is a new and emerging field, characterized by rapidly changing technology and evolving government regulations and industry standards and presents additional risks, costs, and challenges, including those discussed in these risk factors. Our ability to derive revenue from Molecular Universe will depend on the growth and acceptance of these AI-based programs generally, and our ability to successfully develop and train AI models for use in these programs. In addition, developing AI-based models requires significant computing power, which can require significant capital expenditures and may be difficult to procure. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers.

Risks Relating to the ESS Industry

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

Additionally, the electricity stored and released by our ESS products may not currently be cost-competitive in some geographic markets, and we may be unable to reduce our costs to a level at which our ESS products would be competitive in such markets. As such, unless the cost of electricity in these markets rises or we are able to generate demand for our ESS products based on benefits other than electricity cost savings, our potential for growth in the ESS market may be limited. As a result, we may fail to realize all of the anticipated benefits of the UZ Energy acquisition and our ESS products business, or those benefits may take longer to realize than expected.

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

While we are incorporated as a Delaware corporation, we have significant operations outside the United States. Battery manufacturing is capital intensive, and to reduce dilution and financial burden, SES has been applying for appropriate government financial support. We currently have an operating facility in Shanghai, China, focused on supply chain development, manufacturing process development, battery cell development and production, AI software, BMS and module development, an operating facility in Shenzhen, China focused on ESS supply chain and sales to our customers, including logistics and manufacturing processes, and an operating facility in Chungju, South Korea, focused on manufacturing process development and battery cell product development. We have received financial support from the Government of South Korea to partially offset the expense of facility construction and plan to seek additional government financial support to the extent possible. Also, due to geopolitical considerations, we may be required to introduce certain commercial inefficiencies into our operations.

We are subject to, and could become further subject to, various legal, political, regulatory and social requirements and economic conditions both inside and outside the United States. Expansion into new markets requires significant resources and management’s attention, as well as significant expenditures, including for the establishment of local operating entities, hiring of local employees and establishment of facilities in advance of generating any revenue. Some of the risks associated with international operations in China, South Korea and/or other countries, such as in the development, manufacturing, marketing or sale of our products, include, but are not limited to:

●	the United States has recently imposed tariffs on Chinese imports, which will increase costs of our product offerings across all lines of our business;
●	elevated trade tensions between the United States and China, and new legislation or regulations in either jurisdiction could impose additional restrictions and costs on our ability to operate in one or both jurisdictions, or even foreclose operations entirely;
●	general political tension between South Korea and North Korea, including the ongoing risk of armed conflict between the two countries, which could disrupt our manufacturing operations in South Korea or foreclose our operations entirely;
●	non-U.S. countries have enacted and could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations or tax policies (such as Chinese regulations prohibiting our operating company from paying dividends out of accumulated distributable profits unless 10% of such profits (up to half of the company’s registered capital) are set aside annually, under Article 166 of China’s Company Law), which could have an adverse effect on our ability to conduct business in or expatriate profits from those countries;
●	tax rates in certain non-U.S. countries may exceed those in the United States and non-U.S. earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls, or other restrictions, including restrictions on repatriation;
●	the regulatory or judicial authorities of non-U.S. countries may not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;
●	we may have difficulty complying with a variety of laws and regulations in non-U.S. countries, some of which may conflict with laws in the United States;
●	changes in political and economic conditions may lead to changes in the business environment in which we operate, as well as changes in currency exchange rates;
●	in the case of China, the degree of significant government control over China’s economic growth through restrictions and limitations on foreign investment in certain industries, control over the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, data localization and privacy requirements, technology transfer requirements, national security laws, influence over the courts and preferential treatment of particular industries or companies, could materially affect our liquidity, access to capital, intellectual property and ability to operate our business in China. If we are unable to operate our business in China, it would require us to redirect research and development efforts to facilities in other jurisdictions, which could result in additional expenditures which would negatively impact our business and results of operations;

●	in the case of China, data localization requirements and restrictions on the use of foreign technology applications have already been enacted by the Chinese government, and restrictions on the use of Chinese technology and applications that have been or may be adopted in the future by the United States, may make it difficult to efficiently coordinate complex manufacturing supply chains in a global setting;
●	in the case of China, new laws and regulations may require us to obtain additional permits or licenses, or complete or update registrations with regulatory authorities, and we may be unable to conduct our operations in China if we are unable to obtain required permits, licenses or registrations in a timely manner;
●	restrictions or denials on visas for our personnel, may limit our ability to train and pass along proprietary information efficiently;
●	differences in software usage and export controls, may make it difficult to share certain engineering documents and resources between global subsidiaries;
●	changes to export controls and/or failure to obtain export licenses in the United States, China or other countries in which we do business could adversely affect our access to raw materials, ability to manufacture and ship our products or increase our costs to conduct research and development; and
●	natural disasters or international conflict, including terrorist acts, could interrupt our research and development, manufacturing or commercialization or endanger our personnel.

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

As a result of changes to U.S. and foreign government policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., particularly those manufactured in China, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. China is currently a leading global source of supplies for use in the battery, ESS, EV and UAM industries, including some products that we use. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. During fiscal 2025, new global trade tariffs were imposed on imports to the U.S., including from China, among other countries. In response, several countries imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other measures. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The U.S. Supreme Court also struck down certain of the U.S.-imposed tariffs in early 2026 on the basis that they were beyond the President’s authority. In addition, in October 2025, China announced new export controls over exports of certain high performance lithium-ion batteries, cathode active materials and anode active materials, which will apply to certain of our products. There can be no assurance that we will be able to obtain export licenses for affected products in a timely manner, or at all, which may affect our ability to export products subject to these export controls out of China, which could lead to a loss in sales opportunities.

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

Our operations in the United States, China, and South Korea may be subject to environmental laws and regulations, including laws and regulations relating to water, discharges, emissions, chemicals, hazardous materials, natural resources, remediation and contamination.

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

We have experienced, and will likely continue to experience, cybersecurity incidents in the normal course of our business; however, to our knowledge, we have not experienced a material cybersecurity incident during fiscal 2025. To the extent we experience cybersecurity incidents, our relationships with our partners, suppliers and eventual customers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in investigating, responding to and remediating the incidents, and in resolving any regulatory investigations or disputes that may arise with respect to them, any of which would cause our business, operations, or products to be adversely affected. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.

Risks Relating to Our Common Stock and Warrants

Our failure to satisfy certain NYSE listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock.

We previously received notice from the New York Stock Exchange (“NYSE”) indicating that we did not satisfy the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. We have since regained compliance. However, given the volatility in the stock market in general and in the market price of our securities in particular, and the resulting risk of our future non-compliance with Section 802.01C, we continue to actively monitor the market price of shares of our Class A common stock. The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our Class A common stock. Additionally, if we again fall out of compliance, we are not able to cure within the NYSE’s prescribed cure period and the NYSE ultimately delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, which could severely diminish or eliminate the value of an investment in our Class A common stock, including a limited availability of market quotations for our securities, reduced liquidity for our securities, a limited amount of news and analyst coverage, and a decreased ability to issue additional securities or obtain additional financing in the future.

Our CEO and certain entities affiliated with the CEO (the “SES Founder Group”) is a large and significant stockholder and, as a result, we are a “controlled company,” which exempts us from certain obligations to comply with certain corporate governance requirements.

As of March 2, 2026, the SES Founder Group owned approximately 12.0% of our outstanding common stock and 57.6% of the total voting power. Accordingly, we are a “controlled company” for purposes of the NYSE listing requirements. As such, we are exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors must consist of independent directors, and that we have nominating and compensation committees that are each composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee. If we cease to be a “controlled company,” we must comply with the independent board committee requirements as they relate to the nominating and compensation committees, subject to certain “phase-in” periods.

We are controlled or substantially influenced by the SES Founder Group, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.

The SES Founder Group has the ability to control the outcome of most matters requiring stockholder consent. Further, our Chief Executive Officer, Dr. Hu has control over our day-to-day management and the implementation of major strategic investments, subject to authorization and oversight by our board of directors. As a board member and officer, Dr. Hu also owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. However, Dr. Hu is still entitled to vote his shares, and has the ability to control the outcome of most matters requiring stockholder consent. This was designed to shepherd our long-term growth amidst significant near-term fluctuations and uncertainty in the market.

Moreover, for so long as the SES Founder Group holds common stock representing at least a majority of the total voting power of SES’s outstanding common stock, it has the ability, through the Board, to control decision-making with respect to SES’s business direction and policies. Matters over which the SES Founder Group can, directly or indirectly, exercise control include:

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

Even if the SES Founder Group’s common stock ownership subsequently falls below 50% of the total voting power, the SES Founder Group may continue to be able to strongly influence or effectively control our decisions.

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

From the closing of our Business Combination until March 2, 2026, the market price of our Class A common stock has been volatile, fluctuating between a low of $0.27 and a high of $10.01. This market price is affected by a number of factors, including:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet market expectations in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning SES or the industry and market in general;
●	operating and stock price performance of other companies that investors deem comparable to SES;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Class A common stock available for public sale;
●	any significant change in our Board or management;
●	sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism including disruptions resulting from regional conflicts; and
●	disruptions resulting from public health crises or extreme weather events (including as a result of climate change).

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

The exercise price for our warrants is $11.50 per-share, subject to adjustment, which exceeds the market price of our Class A common stock, which was $1.66 per-share based on the closing price of our Class A common stock on the NYSE on March 2, 2026. There can be no assurance that the public warrants will ever be in the money prior to their expiration and, as such, the warrants may expire worthless.

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

As of December 31, 2025, were 14,213,280 warrants outstanding. Each warrant entitles its holder to purchase one share of Class A common stock at an exercise price of $11.50 per-share and will expire at 5:00 p.m., New York time, February 3, 2027 or earlier upon redemption of our Class A common stock or our liquidation. While the warrants are currently out the money, to the extent they are exercised before expiration, additional shares of Class A common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Class A common stock.

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

We have a history of material weaknesses in our internal control over financial reporting. Our identification of any new material weakness could have an adverse impact on the value of our Class A common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and errors in our financial statements and operate successfully as a public company. While we have concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2025, we have a history of material weaknesses in our internal control over financial reporting (which have since been remediated). For more information, see “Part II, Item 9A. Controls and Procedures. However, we cannot be certain that our internal control over financial reporting will be considered effective going forward. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement.

If we identify additional material weaknesses, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or, to the extent required by SEC rules, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected. We also face risks associated with the cost of establishing effective internal control over financial reporting, and historically have incurred, and could in the future incur, increased costs related to improving further our internal control environment.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity is an important priority at SES, and we actively manage this critical risk through comprehensive measures. Our processes for assessing, identifying, and managing material risks from cybersecurity threats are still in development and have yet to be integrated into our overall risk management system and processes.

●	Proactive Defense: We utilize industry-standard mechanisms to assess, identify, and address potential threats from cybersecurity incidents. Our dedicated information technology (IT) team continuously monitors the evolving cybersecurity landscape and develops robust response processes to swiftly and effectively handle emerging threats.
●	Structured Framework: Our company-wide cybersecurity policy outlines our security posture and incident response protocol, ensuring clear escalation procedures to inform senior management, the Audit Committee, and the Board of Directors of cybersecurity events as needed.
●	Independent Oversight: The Audit Committee, composed entirely of independent directors under SEC and NYSE rules, oversees our cyber risk exposure and evaluates our risk mitigation strategies. The committee, in turn, briefs the Board of Directors on any material cyber risks and events.

There is currently no management position directly responsible for overseeing our cybersecurity risk. Rather, our broader information technology department works closely with members of management to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs, although we are currently seeking to hire a director of cybersecurity to oversee our information security program.

While cybersecurity threats remain a reality for all organizations, SES is committed to proactive risk management and continuous improvement in our security posture. At times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

We face risks from cybersecurity threats that could have a material adverse effect on our relationship with our partners, suppliers and eventual customers, or on our business, operations or products. We have experienced, and will likely continue to experience, cybersecurity incidents in the normal course of our business; however, to our knowledge, we did not experience a material cybersecurity incident during fiscal 2025. See “Part I, Item 1A. Risk Factors – Risks Related to Privacy and Security – If we experience a significant cybersecurity breach or disruption in our information systems or any of our partners’ information systems, our business could be adversely affected.”

Item 2. Properties

We have leased facilities located in Woburn, Massachusetts in the United States, as well as in Shanghai and Shenzhen, China and Chungju and Seoul, South Korea. For more information, see “Part I, Item 1. Business—Our Facilities,” as well as “Leases” in Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is traded on The New York Stock Exchange (the “NYSE”) under the symbol “SES.” Our public warrants are traded on the NYSE under the symbol “SES WS.” There is no public market for our Class B common stock.

Holders of Record

As of March 2, 2026, there were 129 holders of record of our Class A common stock and one holder of record of our public warrants. Such numbers do not include Depository Trust Company (“DTC”) participants or beneficial owners holding shares through nominee names.

There is one holder of record of our Class B common stock as of March 2, 2026.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

As reflected in the following table, there were no repurchases of our common stock during the three months ended December 31, 2025:

Share Repurchase Activities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(1)

October 1 - October 31, 2025	—	—	—	28,394,719
November 1 - November 30, 2025	—	—	—	28,394,719
December 1 - December 31, 2025	—	—	—	28,394,719
Total	—	$—	—

(1) On April 24, 2025, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $30 million of our outstanding common stock. Under the authorization, the Company may repurchase shares from time to time at management’s discretion, through a variety of methods, including open market purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions or otherwise, in compliance with applicable federal securities laws and other applicable laws and regulations. The Company may also, from time to time, enter into plans that are compliant with Rule 10b5-1 of the Exchange Act to facilitate repurchases of its shares under this authorization. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities, and funding considerations. The share repurchase authorization does not obligate the Company to repurchase any specific number of shares, may be suspended or discontinued at any time and does not have an expiration date.

Stock Performance Graph

Consistent with the rules applicable to “smaller reporting companies,” we have elected scaled disclosure reporting, and therefore have omitted information required by this item.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and the accompanying notes included in this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. Our actual results and the timing of events may differ materially from those expressed or implied as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

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

Key Trends, Opportunities and Uncertainties

Historical Performance

We are an early-stage growth company. We incurred net losses of $74.9 million and $100.2 million for the years ended December 31, 2025 and 2024, respectively, and had an accumulated deficit of $373.7 million and $298.9 million from our inception through December 31, 2025 and 2024, respectively. We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a few more years. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products and services. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in “Part I, Item 1A. Risk Factors.”

Acquisition of UZ Energy

On July 25, 2025, our wholly owned subsidiary, SES AI International I Pte Ltd, entered into an agreement with UZ Energy and its shareholders to acquire 100% of the share capital of UZ Energy, a China-based battery energy storage system manufacturer. The aggregate consideration for the acquisition of UZ Energy is approximately RMB 183.5 million ($25.8 million), consisting of the purchase consideration of approximately RMB 93.5 million ($13.1 million) and a capital contribution of RMB 90.0 million ($12.6 million) made by the Company. The transaction closed on September 15, 2025. We believe that the acquisition of UZ Energy strengthens our capabilities in the ESS market and will provide opportunities for revenue generation.

Commercialization of Molecular Universe

We believe that the commercialization of the Molecular Universe platform represents a significant opportunity to drive future revenue growth and margin expansion, as it should enable us to offer differentiated AI-driven solutions to customers. We expect that successful adoption of Molecular Universe, both as a software product and as an integrated component of our hardware and software offerings, could increase revenues and improve gross margins over time. However, we also recognize that the market for AI-based scientific discovery tools is nascent and rapidly evolving, and that the pace of adoption and competitive dynamics are uncertain. If adoption is slower than anticipated or if competing platforms gain traction, our ability to achieve revenue growth and profitability could be adversely affected.

Shift to Joint Venture Manufacturing with Hisun

Our strategic shift away from in-house manufacturing of certain battery materials, and the announcement of a joint venture with Hisun to produce novel materials at commercial scale, is expected to reduce capital intensity and accelerate time-to-market for new products. We anticipate that this approach will allow us to scale more efficiently and address a broader customer base, which could positively impact future revenues. However, the transition introduces new uncertainties, including the risk of production delays, quality control challenges, and dependence on third-party manufacturing partners. These factors could result in variability in cost of goods sold, potential supply chain disruptions, and fluctuations in cash flows.

NDAA-Compliant Drone Cell Manufacturing

Our plan to develop NDAA-compliant manufacturing capacity for drone cells is intended to position us to capture new business from [U.S. government and defense-related customers], which we believe could be a driver of future revenue growth. Achieving NDAA compliance may also enhance our competitive positioning and open additional market opportunities. However, this initiative will require substantial capital investment and ongoing compliance costs, and there is uncertainty regarding the timing and magnitude of customer demand. If we are unable to achieve commercial-scale production or if demand for NDAA-compliant drone cells does not materialize as expected, we could experience underutilization of assets and negative impacts on cash flows.

Results of Operations

The following table sets forth a comparison of our operating results for the periods indicated:

	Years Ended December 31,		$	%
(in thousands)	2025	2024	Change	Change
Revenue from customers	$21,000	$2,040	$18,960	929.4%
Cost of revenue	9,693	752	8,941	1,189.0%
Gross profit	11,307	1,288	10,019	777.9%
Operating Expenses
Research and development	67,045	72,141	(5,096)	(7.1)%
General and administrative	26,876	38,395	(11,519)	(30.0)%
Total operating expenses	93,921	110,536	(16,615)	(15.0)%
Loss from operations	(82,614)	(109,248)	26,634	(24.4)%

Revenue from customers

For the years ended December 31, 2025 and 2024, we generated revenue from two primary sources:

●	Product revenue generally consists of sales of residential and commercial ESS systems, Li-ion and Li-metal based battery cells for drones, and battery materials such as electrolytes sold to automotive OEMs and other manufacturers.
●	Service revenue generally consists of services for the discovery, design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications.

See “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion on our revenue streams and revenue recognition policies.

Revenue from customers for the year ended December 31, 2025 increased $19.0 million to $21.0 million compared to $2.0 million for the year ended December 31, 2024.

Service revenues increased $11.6 million to $13.6 million for the year ended December 31, 2025 compared to $2.0 million for the year ended December 31, 2024. This increase was primarily attributable to a full year of revenue from service-related contracts with OEMs and other manufacturers compared with only one quarter of activities in the prior year. Product revenue increased $7.3 million to $7.4 million for the year ended December 31, 2025 compared to $0.1 million in the year ended December 31, 2024. This increase was primarily attributable to ESS systems sales from UZ Energy, which was acquired during the third quarter of 2025.

Cost of Revenue

Cost of revenue includes materials, labor, depreciation and amortization expense, inventory, freight costs, warranty, and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation.

Costs of revenue for the years ended December 31, 2025 increased $8.9 million to $9.7 million compared to $0.8 million for the year ended December 31, 2024. Costs related to service revenues increased $2.4 million to $3.1 million for the year ended December 31, 2025 compared to $0.8 million for the year ended December 31, 2024. This increase was primarily attributable to full year of activities for service-related contracts in 2025 compared to one quarter of activities in the prior year. Costs related to product revenue increased $6.6 million primarily attributable to ESS systems sales from UZ Energy, which was acquired during the third quarter of 2025.

Gross Profit

Gross profit has been and will continue to fluctuate over time affected by a variety of factors, including the average sales price of our product and service offerings and changes in our mix of revenue between ESS systems, drone batteries, battery materials and service offerings to automotive OEMs and other manufacturers.

Gross margin for the years ended December 31, 2025 and December 31, 2024 were 53.8% and 63.1%, respectively. The fluctuation was primarily due to the effect of changing revenue mix between product and service offerings as explained above.

Research and Development

We are an early-stage growth company conducting business activities through one operating segment. Research and development expenses include personnel-related expenses, such as salaries, benefits, and stock-based compensation, for scientists, experienced engineers and technicians. These expenses also cover materials and supplies used in product research and development, process engineering efforts and testing, payments made to consultants, and patent related legal costs. Furthermore, they encompass depreciation, allocated facilities expenses, and information technology costs, including costs incurred for renting graphic processing units (“GPUs”) to train AI models.

Research and development expenses for the year ended December 31, 2025 decreased $5.1 million, or 7.1%, to $67.0 million, compared to $72.1 million for the year ended December 31, 2024. The decrease was driven by $13.0 million decrease in personnel costs mainly attributable to salaries, benefits and stock-based compensation attributable to reduced headcount resulting from the company’s strategic shift to an AI-based focus, a $4.9 million decrease in lab expenses due to lower research and development activities, a $4.0 million decrease in automotive OEM JDA related lab equipment expenses, and a $0.6 million decrease in professional service fees. These decreases were offset by a $9.1 million increase in AI infrastructure costs incurred from renting Graphic Processing Unit (“GPU”) computing resources and from the development of the Company’s Molecular Universe platform, a $8.3 million decrease in reimbursements compared to the prior period from billings from our automotive OEM JDA partners due to the culmination of certain JDA activities in 2024, and a $1.0 million increase in rent, depreciation, and utilities costs.

General and Administrative

General and administrative expenses include personnel-related expenses, such as salaries, benefits, and stock-based compensation for our finance, legal and human resource functions. These expenses also cover director and officer insurance, outside contractor fees, and professional services, including audit, compliance, legal, accounting, investor relations, and other advisory services. Additionally, the expenses encompass allocated facilities and information technology costs, such as depreciation and amortization.

General and administrative expense for the year ended December 31, 2025 decreased $11.5 million, or 30.0%, to $26.9 million, compared to $38.4 million for the year ended December 31, 2024. This decrease was driven by a $8.1 million decrease in personnel costs primarily attributable to salaries, benefits and stock-based compensation due to reduced headcount, a $3.1 million decrease in professional services including marketing and public relations, a $0.6 decrease in insurance costs, and a $0.3 million decrease in audit and legal fees partially offset by a $0.6 million increase in other operating costs including franchise tax fees and regulatory costs.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents, short-term investments in marketable securities, and accretion income from the marketable securities.

Interest income for the year ended December 31, 2025 decreased $5.7 million, or 37.9%, to $9.3 million compared to $15.0 million for the year ended December 31, 2024. This $5.7 million decrease was primarily attributable to lower average short-term investment balances and a decline in market interest rates during the current year.

Change of Fair Value of Sponsor Earn-Out Liabilities

During the year ended December 31, 2025, we incurred a $1.7 million gain compared with a $5.3 million loss for the year ended December 31, 2024 associated with the change in fair value of the Sponsor Earn-Out liabilities. This $7.0 million increase in gain on the change in fair value of the Sponsor Earn-Out liabilities is tied to SES’s stock price, continued volatility in the stock price or changes in the expected term. See “Note 12 – Sponsor Earn-Out Liabilities” to the consolidated financial statements for additional information.

Miscellaneous Income (Expense), Net

During the year ended December 31, 2025, we had miscellaneous expense of $1.2 million, compared with miscellaneous expense of $0.5 million for the year ended December 31, 2024. This $0.7 million increase in miscellaneous expense was primarily due to a $1.3 million loss on the disposal of property and equipment, partly offset by foreign currency gains recognized in the current year period.

(Provision) Benefit from Income Taxes

Income tax expense was $0.2 million on pre-tax loss of $74.6 million for the year ended December 31, 2025 compared with an income tax expense of $0.2 million on pre-tax loss of $100.0 million for the year ended December 31, 2024. Our effective tax rate was (0.3)% and (0.2)% for the years ended December 31, 2025 and 2024, respectively. The difference between our effective tax rate and the U.S. federal statutory rate of 21% was primarily driven by deferred tax benefits and release of valuation allowances from foreign jurisdictions. See “Note 17 – Income Taxes” to the consolidated financial statements for additional information on our income tax expense.

Liquidity and Capital Resources

As of December 31, 2025, we had total cash and cash equivalents of $29.5 million and short-term investments in marketable securities of $170.1 million. As an early-stage growth company, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a few more years. Our ability to successfully develop our products and services, scale up our commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations. We believe that our cash on hand and marketable securities will be sufficient to meet our principal working capital and capital expenditure requirements and ongoing research and development costs, operational and commercial activities, including expenditures for deferred cash payments of an estimated approximately RMB 59.9 million ($8.4 million) related to the acquisition of UZ Energy as well as activities related to the recently acquired ESS business, our plans for NDAA-compliant manufacturing capacity to develop drone cells and development and commercialization of Molecular Universe material discoveries, for a period of at least 12 months from the date of this Annual Report. However, additional funding may be required during or after this period to finance certain needs beyond our principal working capital and capital expenditure requirements and ongoing costs, including additional opportunities to purchase data and equipment, develop and train our AI models, and/or develop commercial operations in the United States and abroad, acquisitions or other strategic transactions, and unexpected delays in the development of our battery cells. See “Note 3 – Acquisition” of our accompanying consolidated financial statements for further discussion of the estimated deferred cash payments related to the acquisition of UZ Energy.

If we need additional funding beyond these existing short- to medium-term sources of liquidity, or if we are not able to fund our operations from cash flows generated from anticipated product sales and service offerings, we expect that we will need to raise additional funds. This may be through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities, and obtaining credit from financial institutions. We currently maintain an at-the-market equity offering program with certain investment banks (the “Agents”), pursuant to which we may offer and sell into the open market from time to time, at our option, shares of our Class A common stock with an aggregate offering price of up to $150.0 million. Subject to the terms and conditions of our agreement with them, the Agents will use their commercially reasonable efforts to sell shares of our Class A common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. We have also provided the banks with customary indemnification and contribution rights. We are not obligated to sell any Class A common stock and may at any time suspend solicitation and offers thereunder. We sold no shares under the at-the-market equity offering program during the year ended December 31, 2025, and to date have sold no shares under the program.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Years Ended December 31,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(58,362)	$(66,086)
Investing activities	(39,186)	108,192
Financing activities	(1,961)	1,010
Effect of exchange rate changes on cash	327	(687)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(99,182)	$42,429

Operating Activities

Our cash flows used in operating activities to date have been attributable to payroll, revenue from customers, consumables and supplies related to research and development, expenditures and reimbursements related to our JDAs, and facilities expense and professional services for general and administrative activities. As we continue to grow, we expect cash outflows from operating activities before we start to generate any material cash inflows from our operations.

Net cash used in operating activities of $58.4 million for the year ended December 31, 2025 was primarily attributable to net loss of $73.0 million, as adjusted for non-cash operating items such as stock-based compensation expense of $11.0 million, depreciation and amortization expense of $10.3 million, accretion income from available-for-sale short-term investments of $3.1 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $1.7 million, a loss on disposal of fixed assets of $1.3 million, other adjustments, and a $3.5 million working capital outflow. The working capital outflow was primarily attributable to a $10.4 million decrease in accrued expenses and other liabilities, a $2.6 million increase in accounts receivable, and a $1.0 million increase in inventories, partially offset by a $10.0 million decrease in prepaids and other assets and a $1.0 million increase in accounts payable. The increase in accounts payable was primarily due to timing of vendor payments. The decrease in accrued expenses and other liabilities was primarily due to reductions in accruals for lab equipment related to JDA, professional fees, and payroll related accruals. The increase in accounts receivable was primarily driven by increases in product shipments. The increase in inventories is primarily due to purchases for product sales. The decrease in prepaids and other assets was primarily due to AI infrastructure license and GPU rental advance payments, license fees for software, and advance payments for research agreements.

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

Investing Activities

Net cash used in investing activities was $39.2 million for the year ended December 31, 2025, compared with net cash provided by investing activities of $108.2 million for the year ended December 31, 2024. This increase in cash used was primarily attributable to a $158.7 million reduction in cash provided by the maturities of short-term investments, net of purchases, and $3.0 million in the payment of deferred consideration related to the acquisition of UZ Energy, partially offset by $9.3 million of lower capital expenditures and $5.0 million from the sale of short-term investments in the current year period.

The decrease in capital expenditures was primarily attributable to reductions in purchases of manufacturing equipment, lab machinery and equipment, and leasehold improvements to manufacture battery cells due to the current year strategic shift to AI focused spending which consisted of purchases of software and computer equipment, lab tools and instruments and AI related infrastructure. We expect capital expenditures to remain consistent in 2026 compared with 2025 as we continue to spend on AI related infrastructure rather than invest in manufacturing equipment.

Financing Activities

Net cash used in financing activities of $2.0 million for the year ended December 31, 2025 was primarily attributable to $1.6 million in cash payments for Class A common share repurchases and $0.4 million in cash withheld for tax payments on restricted stock units (“RSU”) vesting.

Net cash provided by financing activities of $1.0 million for the year ended December 31, 2024 was primarily attributable to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations for cash expenditures as of December 31, 2025, and the periods in which these obligations are due:

	Short Term	Long Term	Total
Purchase obligations(1)	$16,456	$-	$16,456
Operating lease obligations(2)	2,831	6,665	9,496
Total	$19,287	$6,665	$25,952

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

For additional information regarding our operating lease obligations, see “Note 13 – Leases” of our accompanying consolidated financial statements.

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
●
forecasted revenue
●
interest rate
●
expected volatility risk factor adjustment
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the liability recorded for deferred consideration.

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

If a quantitative assessment is required, we estimate the fair value of each reporting unit using a market-based valuation methodology. Determining fair value using a quantitative approach using the market approach requires the use of market capitalization, current stock price multiplied by outstanding shares, less non-operating assets as a significant estimate of fair value. In assessing the reasonableness of our determined fair values, we evaluate our results against our book value of equity.

For December 31, 2025 we elected to perform the quantitative assessment for impairment considerations. Based upon our latest assessment, we determined that our goodwill was not impaired as of December 31, 2025. We will monitor future results and will perform a test if indicators trigger an impairment review.

Changes in these estimates and assumptions could materially affect the determination of fair value and impact the goodwill impairment assessment.
Stock-Based Compensation

We record stock-based compensation expense according to the provisions of ASC Topic 718 – Stock Compensation. ASC Topic 718 requires all share-based awards to employees and non-employee directors and consultants to be recognized in the financial statements based on their fair values.

As our common stock is publicly traded, the fair value of RSU grants is based on the closing market price on the date grants are made. The fair value of PSU grants is determined through an independent valuation of the likelihood of the performance metrics being met within the terms of the award.

We determine the appropriate fair value model (Monte Carlo simulation for certain PSUs) to be used for valuing share-based issuances and the amortization method for recording compensation cost, which can be impacted by the following assumptions:

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
●
forecasted revenue
●
interest rate
●
expected volatility risk factor adjustment
If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the liability recorded for deferred consideration.
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

If a quantitative assessment is required, we estimate the fair value of each reporting unit using a market-based valuation methodology. Determining fair value using a quantitative approach using the market approach requires the use of market capitalization, current stock price multiplied by outstanding shares, less non-operating assets as a significant estimate of fair value. In assessing the reasonableness of our determined fair values, we evaluate our results against our book value of equity.

For December 31, 2025 we elected to perform the quantitative assessment for impairment considerations. Based upon our latest assessment, we determined that our goodwill was not impaired as of December 31, 2025. We will monitor future results and will perform a test if indicators trigger an impairment review.

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
Warranty Reserve

The Company’s ESS products are sold with a warranty that covers the products for manufacturing defects for up to a ten-year period after the sale of our products. The Company establishes a warranty reserve based on anticipated warranty claims using historical data at the time product revenue is recognized. Warranty expense is recorded in cost of revenues and the related liabilities are record in accrued expenses and other current liabilities and other liabilities based on expected warranty term.

This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the historical rates of warranty claims and cost to replace equipment.

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of warranty reserve liability reported.
Sponsor Earn-Out Liabilities

Certain Sponsor Earn-Out Shares (as defined in note 2 to the accompanying consolidated financial statements) are accounted for as a derivative liability measured at fair value, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss at each reporting period, because the earn-out events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company.

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had cash and cash equivalents of $29.5 million, primarily consisting of interest-bearing money market funds, and short-term investments of $170.1 million, consisting of U.S treasury securities, respectively. A 100 basis point increase in the general level of U.S. interest rates relative to interest rates as of December 31, 2025 would decrease the fair value of our short-term investments by approximately $0.6 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such a decrease in fair value would only be realized if we sold the investments prior to maturity.

Foreign Currency Risk

The functional currency of all our entities and all its subsidiaries is the U.S. dollar, except for our subsidiaries in China and South Korea, which have Chinese renminbi (RMB) and South Korean won (KRW), respectively, as their functional currency, reflecting its principal operating economic environment. We expect to be exposed to both currency transaction remeasurement and translation risk. Any fluctuations in exchange rates may adversely affect our financial position, results of operations and cash flows. However, the Company engages in a minimal number of transactions outside of the functional currency of the reporting unit, resulting in limited exposure to foreign currency risk. We have not hedged such exposure, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP, PCAOB ID Number 248)	44

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SES AI Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SES AI Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Sponsor Earn-Out Liabilities

As described further in Notes 2 and 12 to the consolidated financial statements, the Company has issued Sponsor Earn-Out Shares that are accounted for as a derivative liability (the “Sponsor Earn-Out Liabilities”) measured at fair value, with changes in fair value recorded in the consolidated statement of operations and comprehensive loss each reporting period. The fair value of the Sponsor Earn-Out Liabilities are estimated using a Monte Carlo simulation model. The fair value of the Sponsor Earn-Out Liabilities was determined to be $7,795,000 at December 31, 2025. The gain on change in fair value of Sponsor Earn-Out Liabilities was $1,677,000 for the year ended December 31, 2025. We identified the assessment of the fair value of the Sponsor Earn-Out Liabilities as a critical audit matter.

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

Our audit procedures related to the Sponsor Earn-Out Liabilities included the following, among others.

●	We evaluated the judgments and assumptions made by management in the determination of the expected term.
●	With the assistance of our valuation specialists, we:
o	Evaluated the appropriateness of the Monte Carlo simulation model.
o	Performed an independent calculation of the fair value using management’s assumptions and comparing to the fair value of the Sponsor Earn-Out Liabilities determined by the Company.
●	We evaluated the design and implementation of controls related to the Sponsor Earn-Out Liabilities.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Boston, Massachusetts

March 4, 2026

SES AI Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$29,541	$128,796
Short-term investments	170,091	133,748
Accounts receivable	4,783	950
Inventories	5,154	212
Prepaid expenses and other assets	6,707	13,198
Total current assets	216,276	276,904
Property and equipment, net	28,866	38,165
Goodwill	13,272	—
Intangible assets, net	2,809	1,217
Right-of-use assets, net	7,638	9,927
Deferred tax assets	1,521	1,335
Other assets, non-current	2,264	2,237
Total assets	$272,646	$329,785
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,694	$1,901
Operating lease liabilities	2,298	2,585
Deferred consideration, current	1,093	—
Accrued expenses and other liabilities	15,071	18,329
Total current liabilities	24,156	22,815
Sponsor Earn-Out liabilities	7,795	9,472
Operating lease liabilities, non-current	5,813	7,977
Unearned government grant	9,042	8,606
Deferred consideration, non-current	7,677	—
Other liabilities, non-current	3,408	2,605
Total liabilities	57,891	51,475
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 321,551,078 and 317,676,034 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of December 31, 2025 and December 31, 2024	37	36
Additional paid-in capital	588,355	579,378
Accumulated deficit	(371,911)	(298,871)
Accumulated other comprehensive loss	(1,726)	(2,233)
Total stockholders' equity	214,755	278,310
Total liabilities and stockholders' equity	$272,646	$329,785

The accompanying notes are an integral part of these consolidated financial statements.

SES AI Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue from contracts with customers:
Revenue	$21,000	$2,040
Cost of revenues	9,693	752
Gross profit	11,307	1,288
Operating expenses:
Research and development	67,045	72,141
General and administrative	26,876	38,395
Total operating expenses	93,921	110,536
Loss from operations	(82,614)	(109,248)
Other income (expense):
Interest income	9,338	15,036
Gain (Loss) on change in fair value of Sponsor Earn-Out liabilities	1,677	(5,306)
Miscellaneous expense, net	(1,210)	(479)
Total other income, net	9,805	9,251
Loss before income taxes	(72,809)	(99,997)
Provision for income taxes	(231)	(188)
Net loss	(73,040)	(100,185)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	492	(456)
Unrealized gain (loss) on short-term investments	15	(164)
Total other comprehensive income (loss), net of tax	507	(620)
Total comprehensive loss	$(72,533)	$(100,805)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.31)

Weighted-average shares outstanding:
Basic and diluted	330,917,166	321,824,143

The accompanying notes are an integral part of these consolidated financial statements.

SES AI Corporation

Consolidated Statements of Stockholders’ Equity

	Class A and Class B				Accumulated	Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	Income (Loss)	Equity
Balance — December 31, 2023	354,148,173	$35	$559,214	$(198,686)	$(1,613)	$358,950
Issuance of common stock upon exercise of stock options	6,507,475	1	1,010	—	—	1,011
Restricted stock units vested	1,896,743	—	(635)	—	—	(635)
Forfeitures of Restricted Stock Awards	(854,008)	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	(141,098)	—	(146)	—	—	(146)
Stock-based compensation	—	—	19,935	—	—	19,935
Net loss	—	—	—	(100,185)	—	(100,185)
Foreign currency translation loss	—	—	—	—	(456)	(456)
Unrealized loss on short-term investments	—	—	—	—	(164)	(164)
Balance — December 31, 2024	361,557,285	$36	$579,378	$(298,871)	$(2,233)	$278,310
Issuance of common stock upon exercise of stock options	614,255	2	75	—	—	77
Net restricted stock units vested	4,742,097	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(116,942)	—	(433)	—	—	(433)
Forfeitures of Earn-Out restricted shares	(23,710)	—	—	—	—	—
Repurchase and retirement of Class A common stock	(1,340,656)	(1)	(1,605)	—	—	(1,606)
Stock issuance costs	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	10,953	—	—	10,953
Net loss	—	—	—	(73,040)	—	(73,040)
Foreign currency translation gain	—	—	—	—	492	492
Unrealized gain on short-term investments	—	—	—	—	15	15
Balance — December 31, 2025	365,432,329	$37	$588,355	$(371,911)	$(1,726)	$214,755

The accompanying notes are an integral part of these consolidated financial statements.

SES AI Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities
Net loss	$(73,040)	$(100,185)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change of fair value of Sponsor Earn-Out liabilities	(1,677)	5,306
Stock-based compensation	10,971	19,935
Depreciation and amortization	10,295	8,308
Accretion income from available-for-sale short-term investments	(3,132)	(7,215)
Loss on sale or disposal of fixed assets	1,306	701
Other	389	(1,323)
Changes in operating assets and liabilities:
Receivable from related party	—	3,911
Accounts receivable	(2,631)	(950)
Inventories	(1,035)	330
Prepaid expenses and other assets	9,982	(2,198)
Right of use assets	2,528	2,941
Deferred tax assets	(137)	(278)
Accounts payable	1,039	(72)
Operating lease liabilities	(2,825)	(2,915)
Accrued expenses and other liabilities	(10,395)	7,618
Net cash used in operating activities	(58,362)	(66,086)
Cash Flows From Investing Activities
Purchases of property and equipment	(2,858)	(12,206)
Acquisition of business, net of cash acquired	(3,029)	—
Proceeds from the sale of short-term investments	4,997	—
Purchase of short-term investments	(238,176)	(215,102)
Proceeds from the maturities of short-term investments	199,880	335,500
Net cash (used in) provided by investing activities	(39,186)	108,192
Cash Flows From Financing Activities
Repurchase and retirement of Class A common stock	(1,605)	—
Payments for taxes withheld on vesting of restricted stock	(433)	—
Proceeds from stock option exercises	77	1,010
Net cash (used in) provided by financing activities	(1,961)	1,010
Effect of exchange rates on cash	327	(687)
Net (decrease) increase in cash, cash equivalents and restricted cash	(99,182)	42,429
Cash, cash equivalents and restricted cash at beginning of period (Note 6)	129,395	86,966
Cash, cash equivalents and restricted cash at end of period (Note 6)	$30,213	$129,395

Supplemental Cash and Non-Cash Information:
Accounts payable and accrued expenses related to purchases of property and equipment	$645	$1,497
Income taxes paid	$—	$286
Deferred consideration payable for acquisition	$8,770	—
Lease liabilities arising from obtaining right-of-use assets	$—	$12

The accompanying notes are an integral part of these consolidated financial statements.

SES AI Corporation

Notes to Consolidated Financial Statements

Note 1.  Nature of Business

SES AI Corporation and its consolidated subsidiaries (together the “Company”) consists of SES AI Corporation (“SES”) and its wholly-owned subsidiary SES Holdings Pte. Ltd. (“SES Holdings” or “Old SES”), along with its wholly owned subsidiaries SolidEnergy Systems, LLC (“SES LLC”), SES (Shanghai) Co., Ltd. (“SES Shanghai”), SolidEnergy Systems Securities Corporation (“SES Securities”), Viking Power Systems Pte. Ltd. (“SES Viking”), SES AI Korea Co., Ltd. (“SES Korea”), Molecular Universe Pte. Ltd. (“Molecular Universe Ltd.”), SES Energy Storage (Shanghai) Co., Ltd. (“SES Energy Storage”), and Shenzhen UZ Energy Co., Ltd. (“UZ Energy”).

SES Holdings is a Singapore private company limited by shares formed in November 2018. SES LLC is a Delaware limited liability company formed in November 2018 as a result of the conversion from a corporation to a limited liability company by SolidEnergy Systems Corp, a Delaware corporation formed in April 2012. SES Shanghai was registered in Shanghai, China in August 2018. SES Securities was incorporated in December 2017 as a Massachusetts Security Corporation. SES Viking is a Singapore private company limited by shares and was formed in May 2019. SES Korea, formerly known as Massachusetts Solid Energy Co., Ltd., was registered in South Korea in November 2021. Molecular Universe Ltd. is a Singapore private company and was incorporated in September 2022. SES Energy Storage is a China private company and was incorporated in August 2025. UZ Energy is a China private company that was acquired in September 2025.

The Company is engaged in the development of AI-enhanced high-performance, Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion) rechargeable battery technologies and battery materials for Energy Storage Systems (“ESS”), Urban Air Mobility (“UAM”), drones, robotics, electric vehicles (“EVs”), and other applications. The Company’s mission is to accelerate the world’s energy transition through AI-enhanced material discovery and battery management. The Company’s differentiated battery technology has been designed to combine the high energy density of Li-Metal with the large-scale manufacturability of conventional Li-ion batteries in order to help promote the transition to new cleaner technologies. The Company is seeking to accelerate the pace of innovation by currently utilizing AI across the spectrum of our business, from engineering and manufacturing to battery health and safety monitoring and AI-accelerated battery materials discovery. The Company’s headquarter is located in Woburn, Massachusetts with research and development facilities located there, in Shanghai, China, and in Chungju, South Korea. Principal operations have commenced, and the Company has derived revenue from its principal business activities starting in October 2024.

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

Significant estimates and assumptions include those related to the valuation of (i) certain equity awards including, the Sponsor Earn-Out Shares (as defined below), and performance stock units, (ii) revenue from customers, (iii) deferred tax assets and uncertain income tax positions, (iv) the measurement of operating lease liabilities, (v) the evaluation of the recoverability of long-lived assets and goodwill, including intangible assets, (vi) fair value measurement of acquired intangible assets and deferred consideration, and (vii) warranty reserve. On an ongoing basis, the Company evaluates these judgments and estimates for reasonableness.

Foreign Currency Translation

For the foreign subsidiaries of the Company, assets and liabilities are translated into U.S. dollars using exchange rates as of the balance sheet date, and income and expenses are translated using the average exchange rates in effect for the related month. The net effect of these translation adjustments is reported in accumulated other comprehensive (loss) income within total stockholders’ equity on the consolidated balance sheets. Net realized and unrealized gains (losses) from foreign currency transactions are included in miscellaneous income (expense), net in the consolidated statements of operations and comprehensive loss and were $0.7 million and $0.2 million for the years ended December 31 2025 and 2024, respectively.

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

The results of operations of an acquired business are included in the Company’s consolidated financial statements from the date of acquisition. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of operations. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities are recognized in miscellaneous expense, net in the consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments that have original maturity periods of 90 days or less at the time of purchase that are readily convertible to known amounts of cash.

Restricted Cash

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies. If the date of availability or disbursement is less than one year, restricted cash is reported within prepaid expenses and other current assets on the consolidated balance sheets. If the date of availability or disbursement is longer than one year and the balances are maintained under an agreement that legally restricts the use of such funds, restricted cash is reported within other assets on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had restricted cash balances of $0.7 million and $0.6 million, respectively.

Revenue from Contracts with Customers

In October 2024, the Company began to generate revenue from its planned principal business activities. The Company recognizes revenue within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-steps:

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

Product Revenue

The Company sells ESS products to its global customer base that were contract manufactured and enhanced through the installation of the Company’s battery management system. The Company also manufactures and sells battery cells and battery materials, such as electrolytes, to automotive and drone original equipment manufacturers (OEMs”) and other manufacturers. Product revenue is recognized at a point in time upon transfer of control of the product. Transfer of control generally occurs upon delivery to the customer, which is when the customer obtains physical possession of the goods, legal title is transferred, the customer has all risks and rewards of ownership and an obligation to pay for the goods is created. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for the promised goods.

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

Costs to Fulfill a Customer Contract

Certain costs, such as employee compensation for design, discovery and development services, are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred costs are recognized as cost of revenue in the period when the related revenue is recognized. As of December 31, 2025 and 2024, total deferred contract costs were $0.3 million and $0.1 million, respectively.

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

Accounts Receivable

Accounts receivable and notes receivable are recorded at invoiced amounts less allowance for any credit losses. We recognize credit losses based on a forward-looking current expected credit losses (“CECL”) model. We make estimates of expected credit losses based upon the assessment of various factors, including the age of receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The allowance for credit losses is recognized in the Consolidated Statement of Operations and Comprehensive Loss. The uncollectible receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. We did not recognize an amount for the allowance for expected credit loss as of December 31, 2025 and 2024, respectively, and there were no write-offs of accounts receivable for the periods. As of December 31, 2025 and December 31, 2024, our accounts receivable was $4.8 million and $1.0 million, respectively. As of December 31, 2025, we have an immaterial amount of notes receivable and no notes receivable as of December 31, 2024.

Warranty Reserve

The Company’s ESS products are sold with a warranty that covers the products for manufacturing defects for up to a ten-year period after the sale of our products. The Company establishes a warranty reserve based on anticipated warranty claims using historical data at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the historical rates of warranty claims and cost to replace equipment. Warranty expense is recorded in cost of revenues and the related liabilities are record in accrued expenses and other current liabilities and other liabilities based on expected warranty term. We evaluate the adequacy of this reserve each reporting period.

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

Inventories

Inventory is stated at the lower of average cost or net realizable value on a first-in, first-out basis. Inventory costs include purchase of materials, freight, storage, hauling, and certification costs. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. As of December 31, 2025 and 2024, the Company did not have excess or obsolete inventory reserves.

Inventories consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Inventories:
Raw materials	$3,327	$212
Work-in-process	27	—
Finished goods	1,110	—
In-transit	690	—
Total inventories	$5,154	$212

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash and short-term investments. The Company seeks to mitigate its credit risk with respect to such concentrations by holding its deposits with large, reputable, domestic financial institutions and investing in high credit rated shorter-term instruments. The account balances at these institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there may be a concentration of risk related to amounts invested in excess of FDIC insurance coverage. As of December 31, 2025 and 2024, the amount of cash, cash equivalents and restricted cash held by our subsidiaries in foreign bank accounts was $27.9 million and $4.4 million, respectively.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Current assets
Cash equivalents in money market funds (Note 6)	$15,554	$—	$—	$15,554
U.S. treasury securities (Note 7)	169,229	—	—	169,229
Equity securities(1)	862	—	—	862
Total current assets at fair value	$185,645	$—	$—	$185,645

Current Liabilities
Deferred consideration, current(2)	—	—	1,093	1,093
Total current liabilities at fair value	$—	$—	$1,093	$1,093

Long-term Liabilities
Sponsor Earn-Out liabilities	$—	$—	$7,795	$7,795
Deferred consideration, non-current(2)	$—	$—	$7,677	$7,677
Total long-term liabilities at fair value	$—	$—	$15,472	$15,472

December 31, 2024
Current assets
Cash equivalents in money market funds (Note 6)	$120,888	$—	$—	$120,888
U.S. treasury securities (Note 7)	132,782	—	—	132,782
Equity securities(1)	967	—	—	967
Total current assets at fair value	$254,637	$—	$—	$254,637

Non-current liabilities
Sponsor Earn-Out liabilities	$—	$—	$9,472	$9,472
Total non-current liabilities at fair value	$—	$—	$9,472	$9,472

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

(2) Fair value was determined using the Black Scholes option pricing formula capped call and capped put methodology using risk adjusted discount rate for the revenue and adjusted revenue forecasts.

There were no transfers in or out of Level 3 measurements during the years ended December 31, 2025 and 2024.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including amortizable intangible assets and right-of-use assets, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or circumstances arise, the Company will compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value of the assets, as based on the expected discounted future cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no impairments of long-lived assets during the years ended December 31, 2025 and 2024.

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

The Company recorded goodwill for the first time in connection with its acquisition of UZ Energy in September 2025. As the Company determined there to be a single reporting unit subsequent to the acquisition, management identified the historical losses of the legacy business to be an indicator of a triggering event, in accordance with ASC Topic 350. The Company performed a quantitative test for impairment, noting that the fair value of the Company using the market cap under the market approach exceeded its book value and concluded there was no impairment of goodwill.

Notes Payable

During 2025, the Company acquired notes payable liabilities, including accrued interest, as part of the UZ Energy acquisition detailed in “Note 3– Acquisitions.” The Company recorded notes payable at their carrying amount, including accrued interest, based on the rates and terms detailed in the original agreements for the notes payable. As of December 31, 2025, the outstanding notes payable and accrued interest balance was $0.8 million.

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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attached to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense or as other income, depending on the nature of the grant, in the consolidated statements of operations and comprehensive loss or as a reduction of the cost of the related asset in the consolidated balance sheets. If a grant amount is received but not earned, then such amount is deferred and shown as a liability in the consolidated balance sheet. See “Note 11 – Government Grant” for additional information about a government grant awarded to the Company.

Sponsor Earn-Out Liabilities

On February 2, 2022, in connection with the Domestication, 6,900,000 of Ivanhoe’s Class B ordinary shares held by Ivanhoe Capital Sponsor LLC (the “Sponsor”) converted into an equal number of shares of duly authorized, validly issued, fully paid and nonassessable Class B common stock, par value $0.0001 per share (the “Class B common stock”), of the Company. At Closing, these 6,900,000 shares of Class B common stock converted into an equal number of shares of duly authorized, validly issued, fully paid and nonassessable Class A common stock, par value $0.0001 per share (the “Class A common stock,” and together with the Class B common stock, “common stock”), of the Company (the “Sponsor Earn-Out Shares”). These Sponsor Earn-Out Shares are subject to certain transfer restrictions and forfeiture terms following the Closing, which will be released as follows:

●	20% were subject to transfer restrictions until the date that is 180 days after the Closing (“Tranche 1”);
●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $12.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 2”);
●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $14.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 3”);
●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $16.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 4”); and
●	20% are subject to transfer restrictions until SES’s closing stock price equals or exceeds $18.00 for 20 out of 30 consecutive trading days following the date that is 150 days after the Closing (“Tranche 5”).

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

The Sponsor Earn-Out Shares in Tranche 1 are accounted for as equity instruments because they are legally owned by the Sponsor, cannot be forfeited and were subject only to transfer restrictions that lapsed 180 days after February 3, 2022 (the “Closing Date”), which occurred on August 2, 2022, and as such meet the equity classification criteria in accordance with ASC 505, Equity. The Sponsor Earn-Out Shares under Tranche 2 through Tranche 5 are accounted for as a derivative liability measured at fair value, with changes in fair value reported within other expense, net on the consolidated statements of operations and comprehensive loss at each reporting period, because the earn-out triggering events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the shares of Class A common stock. As of December 31, 2025, the earn-out triggering events were not achieved for any of Tranche 2 through Tranche 5. See “Note 12 – Sponsor Earn-Out Liabilities” for further information on fair value.

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

The Escrowed Earn-Out Shares to be released upon achievement of the vesting condition are classified as equity instruments and recorded at fair value in stockholders’ equity as vesting is indexed to the common stock of the Company. The Earn-Out Restricted Shares are accounted for as a single tranche equity award. See “Note 16 – Stock-Based Compensation” for further information on fair value of the Earn-Out Restricted Shares.

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

Research and Development

Research and development costs with no alternative future use are expensed as incurred. Research and development expenses include personnel-related expenses, such as salaries, benefits, and stock-based compensation, for scientists, experienced engineers and technicians. These expenses also cover materials and supplies used in product research and development, process engineering efforts and testing, payments made to consultants, and patent related legal costs. Furthermore, they encompass depreciation, allocated facilities expenses, and information technology costs, including costs incurred for renting GPUs to train AI models. Additionally, payments received by the Company under its JDAs are recognized as a reduction to research and development expense in the consolidated statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

On December 4, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts;  (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amounts of income taxes paid disaggregated by jurisdiction.  The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis.

In November 2024, The FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of adoption on our financial disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which removes references to project stages and clarifies the timing of capitalizing costs based on certain thresholds. Additionally, this amendment requires certain disclosures in the notes to the financial statements regardless of financial statement presentation of software costs. The new standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods with early adoption permitted. We are currently evaluating the impact of adoption on our consolidated financial statements and disclosures.

The Company has reviewed all other accounting pronouncements issued during the year ended December 31, 2025 and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Acquisition

Acquisition of Shenzhen UZ Energy Co. Ltd. “(UZ Energy”)

On July 25, 2025, our wholly owned subsidiary, SES AI International I Pte Ltd, entered into a Share Transfer and Share Purchase Agreement (the “Agreement”) with UZ Energy and its shareholders to acquire 100% of the share capital of  UZ Energy, a China-based battery energy storage system manufacturer. The acquisition closed on September 15, 2025 (the “Closing”). The acquisition of UZ Energy was accounted for as a business combination and the results of UZ Energy’s operations from the date of closing have been included in our consolidated financial statements.

The aggregate consideration for the acquisition of UZ Energy is approximately RMB 183.5 million ($25.8 million), consisting of the purchase consideration of approximately RMB 93.5 million ($13.1 million) and a capital contribution of RMB 90.0 million ($12.6 million) made by the Company in exchange for newly issued shares of UZ Energy. Purchase consideration consists of cash payments of approximately RMB 23.5 million ($3.3 million), which was paid during the fourth quarter of 2025, and deferred consideration of approximately RMB 70.0 million ($9.8 million) tied to performance targets, assuming such targets are met but not exceeded. At the Closing, total purchase consideration was valued at RMB 83.3 million ($11.7 million), reflecting the acquisition date fair value of the deferred cash payments. The capital contribution was excluded from purchase consideration as the proceeds will remain with UZ Energy and will be used for working capital requirements.

The deferred consideration is contingent on UZ Energy meeting specified thresholds relating to revenue and cash balances for fiscal years 2025 and 2026. As of the Closing, the fair value of the deferred consideration was estimated using a Black-Scholes option-pricing model. As of December 31, 2025, the possible outcomes for the range of deferred cash payments, on an undiscounted basis, are from $1.1 million to $11.8 million. The analysis considered, among other items, contractual terms of the Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and cash balance thresholds required for payment of the deferred consideration will be achieved. The Company recorded the acquisition date fair value of the short-term portion of the deferred payment liability within accrued expenses and other current liabilities and the long-term portion of the deferred payment liability within other liabilities, non-current on the consolidated balance sheets, respectively.

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

Cash and cash equivalents	$795
Accounts receivable	1,139
Inventory	3,807
Prepaid expenses and other current assets	3,465
Property, plant and equipment	1,023
Intangible assets, net	1,753
Goodwill	13,272
Other assets	195
Accounts payable	(2,644)
Accrued expenses and other liabilities	(1,828)
Deferred revenue	(6,862)
Operating lease liability	(174)
Note payable, current	(1,966)
Total	$11,975

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the reporting date. During the fourth quarter, the Company recorded measurement period adjustments to the preliminary purchase price allocation for the acquisition of UZ Energy. These adjustments, which reflect new information obtained about facts and circumstances that existed as of the acquisition date, resulted in an increase in warranty reserve liability and a corresponding increase in goodwill. The fair values include Level 3 unobservable inputs and were determined using generally accepted valuation techniques. The Company’s allocation of the purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present as of the closing becomes available and final valuation and analysis are completed. The Company will finalize the purchase price allocation no later than one year from the acquisition date.

The following table presents a reconciliation of the deferred consideration liability:

(in thousands)
Balance as of December 31, 2024	$—
Additions during the year	11,698
Payments during the year	(3,357)
Change in fair value	205
Foreign exchange impact	224
Balance as of December 31, 2025	$8,770

The deferred consideration liability, which was measured at fair value on Acquisition Date and was remeasured to fair value for actual 2025 results and expected 2026 results. The change in fair value was recorded within miscellaneous expense, net of the Company’s Consolidated Statements of Operations.

The following table sets forth the components of the identifiable intangible assets acquired and their estimated fair values and useful lives as of the date of the acquisition:

(in thousands)	Fair Value	Weighted Average Useful Lives
Patents	$1,685	15 years
Trademarks	68	15 years
Total acquired intangible assets	$1,753

The amount of revenue and pre-tax loss the Company recognized since the acquisition, which is included in the consolidated statements of operations and comprehensive loss for the years ending December 31, 2025, was approximately $7.4 million and $0.4 million, respectively.

The Company has not included pro-forma financial information for the acquisition of UZ Energy in these consolidated financial statements. It was determined that the preparation of such information is impracticable as UZ Energy was a foreign, privately held entity that did not historically maintain financial statements in accordance with the U.S. GAAP. The Company has, however, included the results of UZ Energy's operations in its consolidated financial statements from the Closing date forward.

Note 4. Revenue

We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and from providing research and development services, as this depicts how the nature, amount, timing, and cash flows are affected by economic factors. The following table summarizes the Company’s disaggregated revenue:

	Year Ended December 31,
(in thousands)	2025	2024
Revenue from customers:
Service revenue	$13,582	$1,920
Product revenue	7,418	120
Total revenue from customers	$21,000	$2,040

Remaining Performance Obligations

We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, was approximately $0.3 million, which is expected to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

Contract Assets

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to unbilled service revenue. The Company does not have the right to bill and collect revenue for certain performance obligations until the milestone is complete. Estimated revenue related to milestone achievement cannot be billed or collected until customer acceptance of milestone is completed. Contract assets are included in prepaid and other current assets in the Company's consolidated balance sheets. The following table reflects the change in contract assets between December 31, 2024 and December 31, 2025:

Year Ended December 31,
(in thousands)	2025
Contract assets:
Balance at December 31	$—
Additions	12,775
Billings to customer	(11,650)
Balance at December 31	$1,125

Contract Liabilities

Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in accrued expenses and other current liabilities in the Company's consolidated balance sheets. The following table reflects the change in contract liabilities between December 31, 2024 and December 31, 2025:

Year Ended December 31,
(in thousands)	2025
Contract liabilities:
Balance at December 31	$—
Additions	8,442
Revenue recognized	(5,749)
Foreign exchange adjustments	(24)
Balance at December 31	$2,669

Note 5. Partnerships

In December 2020, the Company established a partnership with Hyundai Motor Company (“Hyundai”) when it entered into a joint development agreement (“JDA”) to jointly research and develop Li-Metal battery technology, which concluded in November 2023.  Further, in May 2021, the Company executed another JDA with Hyundai to jointly develop the A-Sample Li-Metal batteries effective August 31, 2021. In March 2024, the Company extended this JDA until December 2025 to develop the B-sample Li-Metal batteries. The JDA concluded in December 2025.

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

In December 2021, the Company established a partnership with Honda Motor Company, Ltd. (“Honda”) when it entered into a JDA to jointly research and develop the A-Sample Li-Metal batteries, which concluded in June 2023. The Company entered into a B-sample services agreement with Honda to replace the JDA in January 2025, with a term through June 2026. The JDA concluded in December 2025.

In November 2023, the Company entered into a B-Sample JDA with one of our OEM partners for delivery of the B-Sample batteries. The JDA had a term of two and half years. The JDA concluded in December 2025.

Under the terms of certain JDAs, the Company funded research and development activities and capital expenditures related to the buildout of pilot manufacturing lines and the JDA partner was required to refund such expenses to the Company, regardless of the results of the R&D activities. The following table summarizes credits to research and development recorded in accordance with the terms of the JDA agreements:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development (related party)	$—	$3,190
Research and development	—	5,385
Total credits to research and development	$—	$8,575

Note 6.  Cash and Cash Equivalents

The following table presents information about the Company’s cash, cash equivalents, and restricted cash, as shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2025	December 31, 2024
Cash	$13,987	$7,908
Money market funds	15,554	120,888
Total cash and cash equivalents	29,541	128,796
Restricted cash included in other assets	672	599
Total cash, cash equivalents, and restricted cash	$30,213	$129,395

Note 7.  Short-Term Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S treasury securities as of December 31, 2025 and December 31, 2024, which had maturity dates that range from 0 months to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the years ended December 31, 2025 and 2024.

December 31, 2025		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$169,046	$183	$—	$169,229
Total	$169,046	$183	$—	$169,229

December 31, 2024		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$132,615	$167	$—	$132,782
Total	$132,615	$167	$—	$132,782

The Company had $0.9 million and $1.0 million marketable equity securities as of December 31, 2025 and 2024, respectively, with an initial cost of $0.5 million. Total unrealized gain of $0.4 million and $0.5 million is recorded under miscellaneous (expense) income, net in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively.

Note 8. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Laboratory machinery and equipment	$33,273	$31,092
Office and computer equipment	2,054	1,595
Leasehold improvements	23,343	24,390
Construction in progress	39	1,971
Total property and equipment	58,709	59,048
Less: accumulated depreciation	(29,843)	(20,883)
Property and equipment, net	$28,866	$38,165

Depreciation expense was $10.1 million and $8.2 million for the years ended December 31, 2025 and 2024, respectively.

Note 9. Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill were as follows:

(in thousands)
Balance as of December 31, 2024	$—
Acquisitions	13,272

Balance as of December 31, 2025	$13,272

Intangible assets, net consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Intellectual property	$3,672	$1,918
Less: accumulated amortization	(863)	(701)
Intangible assets, net	$2,809	$1,217

Amortization expense was $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense associated with the intangible assets included on the Company’s consolidated balance sheets as of December 31, 2025 is expected to be as follows:

Years Ending December 31,	(in thousands)
2026	$242
2027	242
2028	242
2029	242
2030	242
Thereafter	1,599
Total	$2,809

Note 10.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Employee compensation and related costs	$4,347	$6,646
Vendor project charges	3,000	7,500
Contract liabilities	2,669	—
Professional and consulting services	891	1,480
Short-term notes payables	830	—
Software services	769	—
Income taxes payable	490	313
Construction in process	53	1,408
Other	2,022	982
Accrued expenses and other current liabilities	$15,071	$18,329

Note 11.  Government Grant

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

As of December 31, 2025 and 2024, respectively, the Company had received, but not yet earned 12 billion Korean won. These balances are equivalent to $8.3 million and $8.1 million, after translation, as of December 31, 2025 and December 31, 2024, respectively, which is disclosed as a noncurrent liability in the consolidated balance sheets.

Note 12.  Sponsor Earn-Out Liabilities

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

	December 31, 2025	December 31, 2024
Expected term (in years)	5.7	5.9
Risk free rate	3.77%	4.38%
Expected volatility	100.0%	95.0%
Expected dividends	0%	0%
Stock price	$1.80	$2.19

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. Expected volatility is based on the weighted average historical volatilities of the Company’s Class A common stock and public warrants as well as the common stock of select peer companies’ that matches the expected term of the awards (range of the weighted average of volatility is 96.2% - 101.2% and 87.3% - 122.5% for the years ended December 31, 2025 and 2024, respectively). The expected term is derived from the probability weighted model, considering the number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance as of December 31, 2023	$4,166
Change in fair value	5,306
Balance as of December 31, 2024	9,472
Change in fair value	(1,677)
Balance as of December 31, 2025	$7,795

Note 13.  Leases

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

The Company’s total operating lease cost was $3.2 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities was $3.4 million and $3.5 million for the years ended December 31, 2025 and 2024.

The following table summarizes the future minimum undiscounted lease payments under existing operating leases as of December 31, 2025:

Years Ending December 31,	(in thousands)
2026	$2,831
2027	1,925
2028	1,664
2029	1,163
2030	1,138
Thereafter	775
Total future minimum lease payments	9,496
Less: imputed interest	(1,385)
Total future minimum lease payments	$8,111

As of December 31, 2025 and 2024, the weighted average remaining lease term for operating leases was 4.4 years and 4.9 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 7.2% and 7.4%, respectively.

Note 14.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM Partners which involves expenditures related to engineering efforts and purchases of related equipment. The JDA had an agreed-upon commitment value of up to $35 million. As of December 31, 2025, the Company has a remaining commitment to spend up to $7.3 million.

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

For accounting purposes, only shares that are fully vested or that are not subject to repurchase are considered issued and outstanding, as reconciled in the table below:

	December 31, 2025	December 31, 2024
Class A Shares Outstanding	321,551,078	317,676,034
Class B Shares Outstanding	43,881,251	43,881,251
Total shares of common stock legally issued and outstanding	365,432,329	361,557,285
Less: Shares subject to future vesting:
Escrowed Earn-Out Shares	(27,690,978)	(27,690,978)
Sponsor Earn-Out Shares	(5,520,000)	(5,520,000)
Earn-Out Restricted Shares	(742,280)	(765,990)
RSAs	—	(255,458)
Total shares issued and outstanding	331,479,071	327,324,859

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 20,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights of such preferred stock. As of December 31, 2025 and 2024, no shares of the Company’s preferred stock were issued and outstanding.

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

As of December 31, 2025 and 2024, the Company had outstanding Public Warrants to purchase 9,199,947 shares of Class A common stock.

Private Warrants

The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable. As of December 31, 2025 and 2024, the Company had outstanding Private Warrants to purchase 5,013,333 shares of Class A common stock.

The Company has the following shares of common stock available for future issuance on an as-if converted basis:

	December 31, 2025	December 31, 2024
Shares reserved for issuance under the SES AI Corporation 2021 Plan	38,518,171	37,263,345
Common stock options outstanding	5,431,725	6,063,110
Public Warrants	9,199,947	9,199,947
Private Warrants	5,013,333	5,013,333
RSUs	13,883,881	13,282,923
PSUs	5,963,154	5,973,050
Total common stock available for future issuance	78,010,211	76,795,708

Note 16.  Stock-Based Compensation

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

SES AI Corporation 2021 Plan

In connection with the Business Combination, the Company adopted the SES AI Corporation 2021 Incentive Award Plan (the “SES 2021 Plan”) under which 36,862,002 shares of Class A common stock were initially reserved for issuance of ISOs, NSOs, stock appreciation rights (“SARs”), RSAs, restricted stock units (“RSUs”), performance compensation awards (“PSUs”), other stock-based and cash-based awards, and dividend equivalents. In addition, and subject to certain limitations, any shares issued pursuant to or subject to awards granted under the 2021 Plan that expired or otherwise terminated without having been exercised in full or that were forfeited or repurchased by the Company, rolled into the SES 2021 Plan. The SES 2021 Plan allows for the maximum number of shares issuable to automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to two percent of the total number of shares of stock outstanding on December 31st of the preceding year. As of December 31, 2025, 38,518,171 shares remain available for future issuance under the SES 2021 Plan.

Stock-Based Compensation Expense

Compensation expense related to stock-based awards was recorded as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Research and development	$3,037	$8,021
General and administrative	7,595	11,896
Cost of revenue	339	18
Total	$10,971	$19,935

The following table summarizes share-based compensation expense by award type:

	Years Ended December 31,
(in thousands)	2025	2024
RSUs	$8,359	$12,733
PSUs	1,380	2,885
RSAs	1,199	1,950
Stock options	33	370
Earn-Out Restricted Shares	—	1,997
Total	$10,971	$19,935

 Restricted Stock Units

RSUs granted under the SES 2021 Plan vest in equal annual installments over a three-year period and have only service vesting conditions. The fair value of RSUs is estimated based on the closing price of the Company’s Class A common stock at the date of grant and is amortized to expense on a straight-line basis over the vesting period. RSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2023	6,359,474	$3.71
Granted	11,729,289	$1.32
Vested	(2,413,455)	$4.14
Forfeited and canceled	(2,392,385)	$1.95
Outstanding at December 31, 2024	13,282,923	$1.83
Granted	9,029,793	$0.75
Gross vested units	(5,209,010)	$2.40
Forfeited and canceled	(3,219,825)	$1.31
Outstanding at December 31, 2025	13,883,881	$1.03

The total fair value of RSUs vested was $12.5 million and $10.0 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was $8.8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

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

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2023	649,567	$5.05
Granted	—	$-
Vested	(386,964)	$5.05
Forfeited and canceled	(7,145)	$5.07
Outstanding at December 31, 2024	255,458	$5.04
Granted	—	$—
Vested	(253,358)	$5.04
Forfeited and canceled	(2,100)	$5.30
Outstanding at December 31, 2025	—	$—

The total fair value of RSAs vested was $1.3 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the compensation cost related to RSAs was fully recognized.

Performance Stock Units

PSUs granted under the SES 2021 Plan generally vest over a three-year period and have both service and market vesting conditions. PSUs are measured at their estimated fair value using a Monte Carlo simulation valuation model with the effect of the market condition reflected in the grant date fair value of the award. The fair value of PSU awards is amortized to expense on a straight-line basis over the requisite service period, irrespective of whether the market vesting condition is satisfied, which is generally two to three years. There were no awards granted in 2025 that required meeting market conditions for vesting that would require a valuation. The key inputs used in the Monte Carlo simulation model for PSUs granted during the year ended December 31, 2024 at their measurement date were as follows:

2024
Expected term (in years)	3.0
Risk free rate	4.06%
Expected volatility	90.0%
Expected dividends	0%
Stock price	$1.36

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

PSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2023	3,364,810	$3.60
Granted	3,637,556	$0.42
Vested	—	$—
Forfeited and canceled	(1,029,316)	$6.96
Outstanding at December 31, 2024	5,973,050	$1.34
Granted	264,469	$2.32
Vested	—	$—
Forfeited and canceled	(274,365)	$1.31
Outstanding at December 31, 2025	5,963,154	$1.39

As of December 31, 2025, there was $0.9 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.0 years.

Earn-Out Restricted Shares

The Earn-Out Restricted Shares granted in connection with the Business Combination have a contractual term of five years and have both service and market vesting conditions. During the year ended December 31, 2023, the Earn-Out Restricted Shares met the requisite service period and the related expense was fully amortized.

Earn-Out Restricted Shares activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2023	1,619,998	$6.53
Granted/vested	—	$—
Forfeited and canceled	(854,008)	$6.53
Outstanding at December 31, 2024	765,990	$6.53
Granted/vested	—	$—
Forfeited and canceled	(23,710)	$6.53
Outstanding at December 31, 2025	742,280	$6.53

Stock Options

Options granted under the 2021 Plan and assumed under the SES 2021 Plan vest 1/4th upon completion of one year of service and 1/48th per month thereafter, however in certain instances options have been granted with immediate vesting. Options under the Plan generally expire 10 years from the date of grant and have only service vesting conditions. Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	13,619,793	$0.17	6.8	$22.7
Granted	—	$—
Exercised	(6,507,475)	$0.16		$4.0
Forfeited and canceled	(1,049,208)	$0.19
Outstanding at December 31, 2024	6,063,110	$0.19	5.5	$12.2
Granted	—	$—
Exercised	(614,255)	$0.12		$0.9
Forfeited and canceled	(17,130)	$0.39
Outstanding at December 31, 2025	5,431,725	$0.19	4.7	$8.8
Vested, December 31, 2025	5,431,725	$0.19	4.7	$8.8
Vested or expected to vest, December 31, 2025	5,431,725	$0.19	4.7	$8.8

No income tax benefit was recognized for stock options exercised as the Company does not anticipate realizing any such benefit in the near future. The fair value of stock options vested for the years ended December 31, 2025 and 2024 were $8.8 million and $11.8 million, respectively.

As of December 31, 2025, there was less than $0.1 million of unrecognized compensation cost related to stock options, which is expected to be recognized during 2026.

Note 17.   Income Taxes

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

The Company adopted ASU No. 2023-09, Improvements to Income Tax Disclosures, effective for the fiscal year ended December 31, 2025. In accordance with the transition guidance, the Company applied the amendments prospectively. As a result, the disclosures required by ASU 2023-09 are presented for fiscal year 2025 only and prior periods have not been restated.

The U.S. and foreign components of loss before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2025	2024
U.S.	$25,933	$(13,573)
Foreign	(98,742)	(86,424)
Loss before income taxes	$(72,809)	$(99,997)

Income tax expense consists of the following:

	Years Ended December 31,
(in thousands)	2025	2024
Current:
Federal	$—	$—
State	(130)	7
Foreign	832	459
Total current expense	702	466
Deferred:
Federal	—	—
State	—	—
Foreign	(471)	(278)
Total deferred expense	(471)	(278)
Income tax (benefit) expense	$231	$188

The following table provides a reconciliation of the U.S. statutory income tax rate to the Company’s provision for income taxes and respective effective tax rate disaggregated by required category for the year ended December 31, 2025 in accordance with ASU 2023-09:

	Year Ended December 31,
	2025
(in thousands, except percentages)	Amount	Percent
U.S. Federal Statutory Tax Rate	(15,679)	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect	(131)	0.2%

Foreign Tax Effects
Singapore
Singapore Local NOL	(12,996)	17.4%
DTA not recognized due to DCL election	12,996	(17.4)%
Other	39	(0.1)%
Other foreign jurisdictions	(68)	0.1%

Tax Credits
Research and development tax credits	(2,669)	3.6%
Energy-related tax credits	-	0.0%
Other	-	0.0%

Changes in Valuation Allowances	11,640	(15.6)%

Nontaxable or Nondeductible Items
Share-based payment awards	1,542	(2.1)%
Other	(398)	0.5%

Changes in Unrecognized Tax Benefits	1,301	(1.7)%

Other Adjustments
Statutory tax rate difference between Elimination and United States	4,654	(6.2)%

Effective Tax Rate	231	(0.3)%

Reconciliations of the federal statutory income tax rate to the Company’s effective income tax rate are as follows:

Year Ended December 31,
2024
Tax provision (benefit) at U.S. statutory rate	21.0%
Foreign tax	(0.3)%
Other permanent items	(0.1)%
Section 162(m)	(0.7)%
Stock-based compensation	(1.0)%
Research and development tax credits	1.3%
Unrecognized tax benefits	(0.4)%
Change in valuation allowance	(16.5)%
Deferred adjustments	(2.5)%
Change in Sponsor Earn-Out liabilities	(1.1)%
Effective tax rate	(0.2)%

The Company is subject to income taxes in the U.S. federal, state, and various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years remain open for examination within the U.S. and foreign authorities for all years, until such time as the net operating losses are initially utilized. The Company’s tax years remain open for examination by foreign authorities beginning with the tax year ended December 31, 2018.

The components of the net deferred tax asset at the end of each year are as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses	$44,948	$35,191
Section 174	29,141	25,306
Research and development tax credits	6,821	4,298
Lease liabilities	2,110	3,060
Stock-based compensation	2,044	2,741
Fixed assets	1,802	562
Accruals and reserves	1,491	1,547
Deferred revenue	1,135	—
Intangibles	—	138
Other	—	94
Total deferred tax assets	89,492	72,937
Deferred tax liabilities:
ROU assets	(1,913)	(2,781)
Intangibles	(162)	—
Other	(23)	—
Total deferred tax liabilities	(2,098)	(2,781)
Net deferred tax asset before valuation allowance	87,394	70,156
Valuation allowance	(85,877)	(68,821)
Net deferred tax asset	$1,517	$1,335

The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% was due primarily to the research and development credit and change in valuation allowance. The Company's valuation allowance balance increased by $17.1 million and $18.1 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has Federal net operating loss (“NOLs”) carryforward of approximately $169.0 million, of which $9.2 million is for pre-2018 and $159.7 million is post 2017. The pre-2018 Federal NOLs carryforwards will begin to expire in 2033. The post-2017 Federal NOLs will carryforward indefinitely but can only offset 80% of annual taxable income. The Company also has Massachusetts NOLs carryforwards of approximately $85.2 million, which begins to expire in 2033.

As of December 31, 2024, the Company had Federal NOLs carryforward of approximately $144.5 million, of which $9.2 million was for pre-2018 and $135.3 million was post 2017. The pre-2018 Federal NOLs carryforwards will begin to expire in 2033. The post-2017 Federal NOLs will carryforward indefinitely but can only offset 80% of annual taxable income. The Company also had Massachusetts NOLs carryforwards of approximately $81.2 million, which begins to expire in 2033.

The utilization of the Company’s NOLs and R&D credits and carryforwards may be subject to a limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of the NOL carryforwards before their utilization. During 2025, management does not believe there were significant ownership changes that would trigger a Section 382 limitation.

As of December 31, 2025 and 2024, the Company had federal research credit carryforwards of approximately $7.2 million and $4.5 million, respectively, which begins to expire in 2033, and Massachusetts research credit carryforwards of approximately $3.5 million and $2.1 million, respectively, which begins to expire in 2030.

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

As of December 31, 2025 and 2024, the total amount of unrecognized tax benefits was $10.5 million and $7.6 million respectively, of which $10.1 million would affect 2025 income tax expense, if recognized, without considering any valuation allowance.

The Company includes interest and penalties related to unrecognized tax benefits within the benefit from (provision for) income taxes. As of the years ended December 31, 2025 and 2024 the total amount of gross interest accrued in each year was $0.1 million and less than $0.1 million, respectively.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	As of December 31,
(in thousands)	2025	2024
Beginning of the year	$7,600	$5,502
Increase – prior year positions	1,728	1,521
Increase – current year positions	1,168	577
End of the year	$10,496	$7,600

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

The Company maintains full valuation allowance against its US and Viking Power System Pte. Ltd and UZ Energy, net deferred tax assets as it believes these deferred tax assets were not realizable on a more likely than not basis as of December 31, 2025.

Note 18.  Net Loss Per Share

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

	Years Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(73,040)	$(100,185)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	330,917,166	321,824,143
Net loss per share attributable to common stockholders - basic and diluted	$(0.22)	$(0.31)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	Years Ended December 31,
	2025	2024
Escrowed Earn-Out Shares	27,690,978	27,690,978
Options to purchase common stock	5,431,725	6,063,110
Public Warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private Warrants	5,013,333	5,013,333
Unvested RSUs	13,883,881	13,282,923
Unvested PSUs	5,963,154	5,973,050
Earn-Out Restricted Shares	742,280	765,990
Unvested RSAs	—	255,458
Total	73,445,298	73,764,789

Note 19. Segment and Geographic Information

Operating Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating and reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses net income (loss) as the measure of financial performance and for resource allocation decisions. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews revenue and significant expenses included in the net income (loss). In addition, the CODM reviews and monitors operating expenses and cash forecasts to ensure that enough capital is available for operations.

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

	Years Ended December 31,
(in thousands)	2025	2024
Compensation and benefits	$26,462	$33,464
Stock compensation	10,633	19,935
Lab and equipment	13,439	18,277
General and administrative	14,923	16,015
Professional services	21,770	12,686
Facility	5,906	8,588
Marketing and sales	788	1,571
	$93,921	$110,536

Geographic & Concentration Information

Revenue outside of the United States, based on customer billing address, was 99% and 100% of total revenue for the years ending December 31 2025 and 2024, respectively. For the year ending December 31, 2025, there were three customers that accounted for 48%, 15%, and 12% of revenue, respectively, compared with one customer that accounted for 93% in the year ending December 31, 2024. As of December 31, 2025, there were three customers that accounted for 31%, 12%, and 10% of accounts receivable compared to one customer that accounted for 94% of accounts receivable as of December 31, 2024.

The Company’s long-lived assets consist primarily of property and equipment and intangible assets and are attributed to the geographic location in which they are located. Long-lived assets by geographical area were as follows:

	As of December 31,
(in thousands)	2025	2024
Property and equipment, net:
Asia Pacific	$18,346	$24,041
United States	10,520	14,124
Total property and equipment, net	$28,866	$38,165

Note 20. Defined Contribution Plan

The Company offers a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company contributed $0.6 million and $0.7 million to the defined contribution retirement savings plan for the years ended December 31, 2025 and 2024, respectively.

Note 21.  Related-Party Transactions

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

We completed the acquisition of UZ Energy on September 15, 2025, and we are currently integrating UZ Energy into our internal control system. Consistent with guidance issued by the SEC, our assessment as of December 31, 2025 of the effectiveness of the Company’s disclosure controls and procedures described above and internal control over financial reporting described below excludes UZ Energy, which represented approximately 7% of total assets and 35% of total revenue of the consolidated financial statement amounts of the Company as of and for the year ended December 31, 2025.

Management with participation of the principal executive officer and principal financial officer under the oversight of the Audit Committee of our Board of Directors evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

Based on the evaluation described above, management determined that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are exempt from this requirement as a smaller reporting company and non-accelerated filer.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified a material weakness, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, namely, that a management review control associated with the valuation of the Sponsor Earn-Out liabilities did not operate effectively, as it did not evaluate a key assumption used in the valuation at an appropriate level of precision. The material weakness did not result in any material misstatements to our consolidated financial statements or disclosures in the years ended December 31, 2024 and 2023.

In response to the above material weakness, the Company executed a remediation plan in 2025, which included steps (1) to enhance the design of existing control activities related to evaluation of all key assumptions used in the valuation at an appropriate level of precision and (2) to maintain an additional layer of internal review over the accounting of the valuation of the Sponsor Earn-Out liabilities.

As a result, we have concluded that, as of December 31, 2025, we have remediated the above-mentioned material weakness related to management review control associated with the valuation of the Sponsor Earn-Out liabilities.

Changes in Internal Control over Financial Reporting

Other than in connection with the remediation process described above, no change in our internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K except as follows:

On November 18, 2025, Jing Nealis, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Nealis’s plan is for the potential exercise of up to 550,000 vested stock options expiring on February 10, 2031, and the sale of the shares of Class A common stock underlying such stock options. The duration of the trading plan is through December 10, 2026, or earlier, upon the completion of all transactions subject to the trading plan.

On November 12, 2025, Kyle Pilkington, our Chief Legal Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pilkington’s plan is for the potential sale of up to 150,000 shares of Class A common stock. The duration of the trading plan is through December 31, 2026, or earlier, upon the completion of all transactions subject to the trading plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III – OTHER INFORMATION

Item 10. Directors, Executive Offices and Corporate Governance

The information required by this Item will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements and Schedules – the required information is set forth in “Part II, Item 8 – Financial Statements and Supplementary Data” in this Annual Report.
(2)	Exhibits – the exhibits listed below are filed as part of this Annual Report or incorporated herein by reference to the location indicated.

Exhibit No.	Description
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

2.3 +

Share Transfer and Share Purchase Agreement, dated July 25, 2025, among Shenzhen UZ Energy, CO. Ltd., Shenzhen Yuze Venture Capital Co., Ltd., Xiaofei Xu, Zhen Bao, Shenzhen Yupeng Venture Consulting Partnership (L.P.), Shenzhen Yuyuan Consulting Partnership (L.P.), Changjiu Lin, Shenzhen Zhongxiaodan Venture Capital Co., Ltd., Yibin Chendao New Energy Industry Equity Investment Partnership (L.P.), and SES AI International I Pte. Ltd.  (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39845), filed with the Securities and Exchange Commission on November 12, 2025).

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

10.3#

SES AI Corporation 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 28, 2025).

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

10.9#

Employment Agreement, dated as of March 2, 2022, by and between Kyle Pilkington and SolidEnergy Systems, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 27, 2024).

10.10#

Employment Agreement, dated as of June 15, 2023, by and between Kang Xu and SolidEnergy Systems, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 28, 2025).

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

10.32†

Controlled Equity Offering Agreement, dated February 28, 2025, by and among SES AI Corporation, Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Oppenheimer & Co. Inc (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 28, 2025).

19.1

SES AI Corporation - Compliance with United States Federal Securities Laws Regarding Insider Trading: Security Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-39845), filed with the Securities and Exchange Commission on February 28, 2025).

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

Date: March 4, 2026

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

Signature	Title	Date

/s/ Qichao Hu	Chief Executive Officer and Chairman	March 4, 2026
Qichao Hu	(Principal Executive Officer)

/s/ Jing Nealis	Chief Financial Officer	March 4, 2026
Jing Nealis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eric Luo	Director	March 4, 2026
Eric Luo

/s/ Jiong Ma	Director	March 4, 2026
Jiong Ma

/s/ Andrew Boyd	Director	March 4, 2026
Andrew Boyd