Form 10-Q
period 2026-03-31
SES AI Corp
filed 2026-04-24
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 22, 2026, there were 325,402,113 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below, which also serves as a summary of the principal risks of an investment in our securities:

●	We expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projections are based on internal assumptions that may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	We may not be able to successfully integrate UZ Energy’s operations with our business.
●	The market for Urban Air Mobility (“UAM”), and for use of Li-Metal technology in UAM applications, is still emerging and may not achieve the growth potential we expect.
●	We may face challenges in developing National Defense Authorization Act (“NDAA”)-compliant manufacturing capacity for drone cells, and even if we develop the manufacturing capacity, demand for NDAA-compliant drone cells may not develop.
●	If our batteries fail to perform as expected our ability to develop, market and sell our batteries could be harmed.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our batteries at scale depends on our ability to build, operate and staff our facilities successfully, as well as to obtain sufficient contract manufacturing specificity.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”), service contracts and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.
●	The battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.
●	We may not be able to estimate accurately the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	We may not be able to develop and commercialize newly discovered materials.
●	The use of artificial intelligence (“AI”) in our products and services may result in reputational harm and competitive harm.
●	Our use of AI and machine learning may result in legal and regulatory risks.
●	The market for our AI-based services such as Molecular Universe is still emerging and our AI programs may not achieve the growth potential we expect.
●	The economic benefit of our Energy Storage Systems (“ESS”) products to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
●	Our ESS products performance may not meet customers’ expectations or needs.
●	We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks (including ongoing geopolitical conflicts in the Middle East, including transit disruptions in the Strait of Hormuz, and countries in Asia-Pacific) associated with doing business outside of the U.S.
●	The price of our Class A common stock has been and may continue to be volatile.
●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	We had a history of material weaknesses in our internal control over financial reporting, and a failure identify new ones could have an adverse impact on the value of our Class A common stock.
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$46,940	$29,541
Short-term investments	130,739	170,091
Accounts receivable	8,183	4,783
Inventories	6,960	5,154
Prepaid expenses and other assets	7,748	6,707
Total current assets	200,570	216,276
Property and equipment, net	26,318	28,866
Goodwill	13,272	13,272
Intangible assets, net	2,749	2,809
Right-of-use assets, net	6,932	7,638
Deferred tax assets	1,521	1,521
Other assets, non-current	2,157	2,264
Total assets	$253,519	$272,646
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,919	$5,694
Operating lease liabilities	1,599	2,298
Deferred consideration, current	8,025	1,093
Accrued expenses and other liabilities	13,697	15,071
Total current liabilities	29,240	24,156
Sponsor Earn-Out liabilities	3,586	7,795
Operating lease liabilities, non-current	5,416	5,813
Unearned government grant	8,612	9,042
Deferred consideration, non-current	—	7,677
Other liabilities, non-current	3,419	3,408
Total liabilities	50,273	57,891
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 324,709,477 and 321,551,078 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	37	37
Additional paid-in capital	588,457	588,355
Accumulated deficit	(384,009)	(371,911)
Accumulated other comprehensive loss	(1,239)	(1,726)
Total stockholders' equity	203,246	214,755
Total liabilities and stockholders' equity	$253,519	$272,646

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue from contracts with customers:
Revenue	$6,711	$5,793
Cost of revenues	5,496	1,236
Gross profit	1,215	4,557
Operating expenses:
Research and development	11,031	20,510
General and administrative	8,053	7,320
Total operating expenses	19,084	27,830
Loss from operations	(17,869)	(23,273)
Other income:
Gain on change in fair value of Sponsor Earn-Out liabilities	4,208	7,879
Interest income	1,696	2,670
Miscellaneous income, net	281	296
Total other income, net	6,185	10,845
Loss before income taxes	(11,684)	(12,428)
Provision for income taxes	(414)	(4)
Net loss	(12,098)	(12,432)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	712	47
Unrealized loss on short-term investments	(225)	(20)
Total other comprehensive income, net of tax	487	27
Total comprehensive loss	$(11,611)	$(12,405)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.04)

Weighted-average shares outstanding:
Basic and diluted	332,840,425	329,334,434

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2026

	Class A and Class B				Accumulated	Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	(Loss) Income	Equity
Balance – December 31, 2025	365,432,329	$37	$588,355	$(371,911)	$(1,726)	$214,755
Issuance of common stock upon exercise of stock options	598,829	—	40	—	—	40
Restricted stock units vested	3,741,303	—	—	—	—	—
Retirement of common shares	(1,181,733)	—	(2,054)	—	—	(2,054)
Stock-based compensation	—	—	2,116	—	—	2,116
Net loss	—	—	—	(12,098)	—	(12,098)
Unrealized loss on short-term investments	—	—	—	—	(225)	(225)
Foreign currency translation adjustments	—	—	—	—	712	712
Balance — March 31, 2026	368,590,728	$37	$588,457	$(384,009)	$(1,239)	$203,246

Three Months Ended March 31, 2025

	Class A and Class B				Accumulated	Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	(Loss) Income	Equity
Balance — December 31, 2024	361,557,285	$36	$579,378	$(298,871)	$(2,233)	$278,310
Issuance of common stock upon exercise of stock options	50,000	—	8	—	—	8
Restricted stock units vested	3,284,079	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(2,797)	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(37,735)	—	(31)	—	—	(31)
Stock-based compensation	—	—	3,973	—	—	3,973
Net loss	—	—	—	(12,432)	—	(12,432)
Unrealized loss on short-term investments	—	—	—	—	(20)	(20)
Foreign currency translation adjustments	—	—	—	—	47	47
Balance — March 31, 2025	364,850,832	$36	$583,328	$(311,303)	$(2,206)	$269,855

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows From Operating Activities
Net loss	$(12,098)	$(12,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(4,208)	(7,879)
Stock-based compensation	2,116	3,973
Depreciation and amortization	2,678	2,516
Gain from change in fair value of deferred consideration	(846)	—
Accretion income from available-for-sale short-term investments	(499)	(782)
Other	429	(272)
Changes in operating assets and liabilities:
Accounts receivable	(3,360)	(558)
Inventories	(1,748)	58
Prepaid expenses and other assets	(946)	(1,710)
Right-of-use assets	692	701
Accounts payable	400	(108)
Lease liabilities	(1,081)	(1,044)
Accrued expenses and other liabilities	(1,329)	(5,296)
Net cash used in operating activities	(19,800)	(22,833)
Cash Flows From Investing Activities
Purchases of property and equipment	(330)	(916)
Purchase of short-term investments	(31,991)	(104,428)
Proceeds from the maturities of short-term investments	71,455	55,500
Net cash provided by (used in) investing activities	39,134	(49,844)
Cash Flows From Financing Activities
Payments for taxes withheld on vesting of restricted stock	(2,053)	—
Proceeds from stock option exercises	40	8
Net cash (used in) provided by financing activities	(2,013)	8
Effect of exchange rates on cash	41	(76)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,362	(72,745)
Cash, cash equivalents and restricted cash at beginning of period (Note 5)	30,213	129,395
Cash, cash equivalents and restricted cash at end of period (Note 5)	$47,575	$56,650

Supplemental Cash and Non-Cash Information:
Accounts payable and accrued expenses related to purchases of property and equipment	$464	$1,174

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), is a leading developer and manufacturer of high-performance, artificial intelligence (“AI”)-enhanced Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion”) rechargeable battery technologies for electric vehicles (“EVs”), Urban Air Mobility (“UAM”), drones, robotics, Energy Storage Systems (“ESS”) and other applications. The Company’s mission is to accelerate the world’s energy transition through AI-enhanced material discovery and battery management. SES accelerates its pace of innovation by utilizing superintelligent AI across the spectrum of our business, from research and development, materials sourcing, cell design, engineering and manufacturing, to battery health and safety monitoring. The Company’s headquarters are located in Woburn, Massachusetts with research and development facilities located there, in Shanghai and Shenzhen, China, and in Chungju, South Korea. Principal operations have commenced, and the Company has derived revenue from its principal business activities starting in October 2024.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited interim condensed consolidated financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2026.

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

Inventories

Inventory is stated at the lower of average cost or net realizable value on a first-in, first-out basis. Inventory costs include purchase of materials, freight, storage, hauling, and certification costs. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. As of March 31, 2026 and December 31, 2025, the Company did not have excess or obsolete inventory reserves.

Inventories consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Inventories:
Raw materials	$5,278	$3,327
Work-in-process	238	27
Finished goods	1,017	1,110
In-transit	427	690
Total inventories	$6,960	$5,154

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2026
Current Assets
Cash equivalents in money market funds (Note 5)	$38,313	$—	$—	$38,313
U.S. treasury securities (Note 6)	130,038	—	—	130,038
Equity securities(1) (Note 6)	701	—	—	701
Total current assets at fair value	$169,052	$—	$—	$169,052

Current Liabilities
Deferred consideration, current(2)	—	—	8,025	8,025
Total current liabilities at fair value	$—	$—	$8,025	$8,025

Long-term Liabilities
Sponsor Earn-Out liabilities	—	$—	3,586	3,586
Total long-term liabilities at fair value	$—	$—	$3,586	$3,586

December 31, 2025
Current Assets
Cash equivalents in money market funds (Note 5)	$15,554	$—	$—	$15,554
U.S. treasury securities	169,229	—	—	169,229
Equity securities(1)	862	—	—	862
Total current assets at fair value	$185,645	$—	$—	$185,645

Current Liabilities
Deferred consideration, current(2)	—	—	1,093	1,093
Total current liabilities at fair value	$—	$—	$1,093	$1,093

Long-term Liabilities
Sponsor Earn-Out liabilities	—	—	7,795	7,795
Deferred consideration, non-current(2)	—	—	7,677	7,677
Total long-term liabilities at fair value	$—	$—	$15,472	$15,472

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

(2) Fair value was determined using the Black Scholes option pricing formula capped call and capped put methodology using risk adjusted discount rate for the revenue and adjusted revenue forecasts.

There were no transfers in or out of Level 3 measurements during the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows for a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. The new standard is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company noted no material impact from the adoption of this standard on our consolidated financial statements.

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

The Company has reviewed all accounting pronouncements issued during the three months ended March 31, 2026 and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Note 3. Acquisition

Acquisition of Shenzhen UZ Energy Co. Ltd. (“UZ Energy”)

On July 25, 2025, our wholly owned subsidiary, SES AI International I Pte Ltd, entered into a Share Transfer and Share Purchase Agreement (the “Agreement”) with UZ Energy and its shareholders to acquire 100% of the share capital of UZ Energy, a China-based battery energy storage system manufacturer. The acquisition closed on September 15, 2025 (the “Closing”). The acquisition of UZ Energy was accounted for as a business combination and the results of UZ Energy’s operations from the Closing have been included in our consolidated financial statements.

The aggregate consideration for the acquisition of UZ Energy was approximately RMB 183.5 million ($25.8 million), consisting of the purchase consideration of approximately RMB 93.5 million ($13.1 million) and a capital contribution of RMB 90.0 million ($12.6 million) made by the Company in exchange for newly issued shares of UZ Energy. Purchase consideration consisted of cash payments of approximately RMB 23.5 million ($3.3 million), which was paid during the fourth quarter of 2025, and deferred consideration of approximately RMB 70.0 million ($9.8 million) tied to performance targets, assuming such targets are met but not exceeded. At the Closing, total purchase consideration was valued at RMB 83.3 million ($12.0 million), reflecting the acquisition date fair value of the deferred cash payments. The capital contribution was excluded from purchase consideration as the proceeds will remain with UZ Energy and will be used for working capital requirements.

The deferred consideration is contingent on UZ Energy meeting specified thresholds relating to revenue and cash balances for fiscal years 2025 and 2026. As of the Closing, the fair value of the deferred consideration was estimated using a Black-Scholes option-pricing model. As of March 31, 2026, the possible outcomes for the range of deferred cash payments, on an undiscounted basis, are from $1.4 million to $11.8 million. The analysis considered, among other items, contractual terms of the Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and cash balance thresholds required for payment of the deferred consideration will be achieved. The Company recorded the acquisition date fair value of the short-term portion of the deferred payment liability within accrued expenses and other current liabilities.

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

The following table presents a reconciliation of the deferred consideration liability:

(in thousands)
Balance as of December 31, 2025	$8,770
Additions during the year	—
Payments during the year	—
Change in fair value	(744)
Foreign exchange impact	(1)
Balance as of March 31, 2026	$8,025

The deferred consideration liability, which was measured at fair value on the Closing and was remeasured to fair value for actual 2025 results and expected 2026 results. The change in fair value was recorded within miscellaneous expense, net of the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The following table sets forth the components of the identifiable intangible assets acquired and their estimated fair values and useful lives as of the date of the acquisition:

(in thousands)	Fair Value	Weighted Average Useful Lives
Patents	$1,685	15 years
Trademarks	68	15 years
Total acquired intangible assets	$1,753

The amount of revenue and pre-tax loss the Company recognized since the acquisition, which is included in the consolidated statements of operations and comprehensive loss, was approximately $6.2 million and $0.2 million, respectively.

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

Note 4.  Revenue

We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and from providing research and development services, as this depicts how the nature, amount, timing, and cash flows are affected by economic factors. The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue from customers:
Product revenue	$6,445	$8
Service revenue	266	5,785
Total	$6,711	$5,793

Remaining Performance Obligations

We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, was not material. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

Contract Assets

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to unbilled service revenue. The Company does not have the right to bill and collect revenue for certain performance obligations until the milestone is complete. Estimated revenue related to milestone achievement cannot be billed or collected until customer acceptance of milestone is completed. Contract assets are included in prepaid and other current assets in the Company's consolidated balance sheets. The following table reflects the change in contract assets for the three months ending March 31, 2025 and March 31, 2026, respectively:

(in thousands)
Balance at December 31, 2025	$1,125
Additions	6,872
Billings to customer	(6,436)
Balance at March 31, 2026	$1,561

Contract Liabilities

Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table reflects the change in contract liabilities for the three months ending March 31, 2025 and March 31, 2026, respectively:

(in thousands)
Balance at December 31, 2025	$2,669
Additions	2,082
Revenue recognized	(2,597)
Foreign exchange adjustments	180
Balance at March 31, 2026	$2,334

Note 5.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Cash	$8,627	$13,987
Money market funds	38,313	15,554
Total cash and cash equivalents	46,940	29,541
Restricted cash included in other assets	635	672
Total shown in the unaudited condensed consolidated statements of cash flows	$47,575	$30,213

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 6.  Short-Term Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of March 31, 2026 and December 31, 2025, which have maturity dates that range from 1 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three months ended March 31, 2026 and 2025.

March 31, 2026		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$130,080	$21	$(63)	$130,038
Total	$130,080	$21	$(63)	$130,038

December 31, 2025		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$169,046	$183	$—	$169,229
Total	$169,046	$183	$—	$169,229

The Company has an available-for-sale equity security investment with an initial cost of $0.5 million. As of March 31, 2026 and December 31, 2025, the investment had a fair value of $0.7 million and $0.9 million, respectively. The Company recorded an unrealized loss of $0.2 million and an unrealized gain $0.2 million for the three months ended March 31, 2026 and 2025, respectively, on the change in fair value within miscellaneous (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.

Note 7.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Employee compensation and related costs	$3,349	$4,347
Vendor project charges	3,000	3,000
Contract liabilities	2,334	2,669
Professional and consulting services	1,370	891
Short-term notes payables	709	830
Software services	—	769
Income taxes payable	875	490
Construction in process	51	53
Other	2,009	2,022
Total	$13,697	$15,071

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

As of March 31, 2026 and December 31, 2025, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. This balance is equivalent to $7.8 million and $8.3 million after translation as of March 31, 2026 and December 31, 2025, respectively, which is disclosed as a noncurrent liability in the unaudited interim condensed consolidated balance sheets.

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

	March 31, 2026	December 31, 2025
Expected term (in years)	5.6	5.7
Risk free rate	3.94%	3.77%
Expected volatility	100.0%	100.0%
Expected dividends	0%	0%
Stock price	$0.96	$1.80

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 89.2% - 100.8% and 96.2% - 101.2% as of March 31, 2026 and  December 31, 2025, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance at December 31, 2025	$7,795
Change in fair value	(4,209)
Balance at March 31, 2026	$3,586

Balance at December 31, 2024	$9,472
Change in fair value	(7,879)
Balance at March 31, 2025	$1,593

Note 10.  Commitments and Contingencies

Commitments

Under the terms of one of the JDAs entered into in 2021, and amended in March 2024, the Company is committed to undertake certain research and development activities to the benefit of both itself and its OEM Partner which involves expenditures related to engineering efforts and purchases of related equipment. The JDA has an agreed-upon commitment value of up to $35 million. As of March 31, 2026, the Company has a remaining commitment to spend up to $7.3 million.

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

Note 11.   Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2026 was (2.6)% compared with 0.0% for the three months ended March 31, 2025. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of March 31, 2026 and December 31, 2025 and the recording of uncertain tax positions and interest expense.

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

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss attributable to common stockholders - basic	$(12,098)	$(12,432)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	332,840,425	329,334,434

Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.04)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of March 31,
	2026	2025
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	4,832,896	5,997,166
Public warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private warrants	5,013,333	5,013,333
Unvested RSUs	9,949,526	13,624,859
Unvested PSUs	4,840,028	2,692,967
Earn-out Restricted Shares	742,480	763,193
Unvested RSAs	—	159,116
Total	67,789,188	70,661,559

Note 13. Segment and Geographic Information

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Compensation and benefits	$7,770	$6,369
Stock compensation	2,108	3,931
Lab and equipment	471	5,809
General and administrative	3,623	3,902
Professional services	3,200	6,085
Facility	1,415	1,547
Marketing and sales	497	187
	$19,084	$27,830

Geographic Information

Revenue outside of the U.S., based on customer billing address, was 92% and 100% of total revenue for the three months ending March 31 2026 and 2025, respectively. For the three months ending March 31, 2026, there was one customer that accounted for 44% of revenue compared with two customers that accounted for 69% and 31%, respectively, in the three months ending March 31, 2025. As of March 31, 2026, there were two customers that accounted for 31% and 13%, respectively, of accounts receivable compared to two customers that accounted for 64% and 35%, respectively, of accounts receivable as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2026 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2025 and the related notes contained in the 2025 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2025 Annual Report on 10-K. Unless the context otherwise requires, references in this section to “the Company,” “we,” “us” and “our” refer to the business and operations of SES Holdings Pte. Ltd. (“Old SES”) and its consolidated subsidiaries prior to the Business Combination and to SES AI Corporation and its consolidated subsidiaries following the Closing. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

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

Key Trends, Opportunities and Uncertainties

Historical Performance

We are an early-stage growth company. We incurred net losses of $12.1 million and $12.4 million for the three months ended March 31, 2026 and 2025, respectively, and had an accumulated deficit of $384.0 million and $311.3 million from our inception through March 31, 2026 and 2025, respectively. We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a few more years. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient enough to achieve profitability will depend largely on the successful development of our products and services. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in “Part I, Item 1A. Risk Factors.”

Acquisition of UZ Energy

We believe that the acquisition of UZ Energy strengthens our capabilities in the ESS market and will provide opportunities for revenue generation. See “Note 3 – Acquisition” of our accompanying consolidated financial statements for further discussion.

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

NDAA-Compliant Drone Cell Manufacturing

Our plan to develop NDAA-compliant manufacturing capacity for drone cells is intended to position us to capture new business from U.S. government and defense-related customers, which we believe could be a driver of future revenue growth. Achieving NDAA compliance may also enhance our competitive positioning and open additional market opportunities. However, this initiative will require substantial capital investment and ongoing compliance costs, and there is uncertainty regarding the timing and magnitude of customer demand. If we are unable to achieve commercial-scale production or if demand for NDAA-compliant drone cells does not materialize as expected, we could experience underutilization of assets and negative impacts on cash flows.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
(in thousands)	2026	2025	Change	Change
Revenue from customers	$6,711	$5,793	$918	15.8%
Cost of revenue	5,496	1,236	4,260	344.7%
Gross profit	1,215	4,557	(3,342)	(73.3)%
Operating Expenses
Research and development	11,031	20,510	(9,479)	(46.2)%
General and administrative	8,053	7,320	733	10.0%
Total operating expenses	19,084	27,830	(8,746)	(31.4)%
Loss from operations	$(17,869)	$(23,273)	$5,404	(23.2)%

Factors Affecting Operating Results

Revenue from Customers

For the three months ended March 31, 2026 and 2025, we generated revenue from two primary sources:

●	Product revenue generally consists of sales of residential and commercial ESS systems, Li-ion and Li-metal based battery cells for drones, and battery materials such as electrolytes sold to automotive OEMs and other manufacturers.
●	Service revenue generally consists of services for the discovery, design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications.

Revenue from customers for the three months ended March 31, 2026 increased $0.9 million to $6.7 million compared to $5.8 million for the three months ended March 31, 2025.

Service revenues decreased $5.5 million, or nearly 95%, to $0.3 million for the three months ended March 31, 2026 compared to $5.8 million for the three months ended March 31, 2025. This decrease was primarily attributable to completion of the service revenue projects with OEMs and other manufacturers in last quarter of 2025. Product revenue increased $6.4 million, or nearly 100%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily attributable to ESS systems sales from UZ Energy, which was acquired during the third quarter of 2025.

Cost of Revenue

Cost of revenue includes materials, labor, depreciation and amortization expense, inventory, freight costs, warranty, and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation.

Costs of revenue for the three months ended March 31, 2026 increased $4.3 million, or nearly 78%, to $5.5 million compared to $1.2 million for the three months ended March 31, 2025. Costs related to service revenues decreased $1.1 million, or 92%, to $0.1 million for the three months ended March 31, 2026 compared to $1.2 million for the three months ended March 31, 2025. This decrease was primarily attributable to completion of the service revenue projects with OEMs and other manufacturers in last quarter of 2025. Costs related to product revenue increased $5.4 million primarily attributable to ESS systems sales from UZ Energy, which was acquired during the third quarter of 2025.

Gross Profit Margin

Gross profit margin has been and will continue to fluctuate over time affected by a variety of factors, including the average sales price of our product and service offerings and changes in our mix of revenue between ESS systems, drone batteries, battery materials and service offerings to automotive OEMs and other manufacturers.

Gross profit margin for the three months ended March 31, 2026 and March 31, 2025 were 18.1% and 78.7%, respectively. The fluctuation was primarily due to the effect of changing revenue mix between product and service offerings as explained above.

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

Research and development expenses for the three months ended March 31, 2026 decreased $9.5 million, or 46.2%, to $11.0 million, compared with $20.5 million for the three months ended March 31, 2025. This decrease primarily resulted from a $5.4 million decrease in automotive OEM JDA related lab equipment expenses, a $3.4 million decrease in AI infrastructure costs incurred from renting Graphic Processing Unit (“GPU”) computing resources, and a $0.5 million decrease in stock-based compensation expense attributable to reduced headcount resulting from the company’s strategic shift to an AI-based focus.

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

General and administrative expenses for the three months ended March 31, 2026 increased $0.7 million, or 10.0%, to $8.1 million, compared with $7.3 million for the three months ended March 31, 2025. This increase primarily resulted from a $0.8 million increase in salaries, and benefits expense due to UZ acquisition and hiring of sales personnel, a $0.3 million increase in professional recruitment fees, a $0.2 million increase in software expenses, and a $0.2 million increase in office and utility expenses. These increases were partially offset by a $0.9 million decrease in stock-based compensation expense due to generally lower headcount.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three months ended March 31, 2026, we had interest income of $1.7 million compared with $2.7 million for the three months ended March 31, 2025. The decrease was lower average short-term investment balances and a decline in market interest rates since the prior year period.

Change in Fair Value of Earn-Out Liabilities

During the three months ended March 31, 2026, we incurred a gain of $4.2 million associated with the change in fair value of the Sponsor Earn-Out liabilities compared with a gain of $7.9 million for the three months ended March 31, 2025. This gain on the change in fair value of the Sponsor Earn-Out liabilities is tied to SES’s stock price, continued volatility in the stock price or changes in the expected term. Refer to “Note 9 – Sponsor Earn-Out Liabilities” to the unaudited interim condensed consolidated financial statements for additional information.

Miscellaneous Income, Net

During the three months ended March 31, 2026 and 2025, there was no significant change in the miscellaneous income.

Provision from Income Taxes

The provision for income taxes for the three months ended March 31, 2026 was $0.4 million compared to nearly $0.0 million for the three months ended March 31, 2025 mainly due to pre-tax income in China and South Korea.

Liquidity and Capital Resources

As of March 31, 2026, we had total cash and cash equivalents of $46.9 million and investments in marketable debt and equity securities of $130.7 million. As an early-stage growth company, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a few more years. Our ability to successfully develop our products and services, scale up our commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations. We believe that our cash on hand and marketable securities will be sufficient to meet our principal working capital and capital expenditure requirements and ongoing research and development costs, operational and commercial activities, including expenditures for deferred cash payments of an estimated approximately RMB 55.5 million ($8.0 million) related to the acquisition of UZ Energy as well as activities related to the recently acquired ESS business, our plans for NDAA-compliant manufacturing capacity to develop drone cells and development and commercialization of Molecular Universe material discoveries, for a period of at least 12 months from the date of this Quarterly Report. However, additional funding may be required during or after this period to finance certain needs beyond our principal working capital and capital expenditure requirements and ongoing costs, including additional opportunities to purchase data and equipment, develop and train our AI models, and/or develop commercial operations in the United States and abroad, acquisitions or other strategic transactions, and unexpected delays in the development of our battery cells. See “Note 3 – Acquisition” of our accompanying consolidated financial statements for further discussion of the estimated deferred cash payments related to the acquisition of UZ Energy.

If we need additional funding beyond these existing short- to medium-term sources of liquidity, or if we are not able to fund our operations from cash flows generated from anticipated product sales and service offerings, we expect that we will need to raise additional funds. This may be through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities, and obtaining credit from financial institutions. We currently maintain an at-the-market equity offering program with certain investment banks (the “Agents”), pursuant to which we may offer and sell into the open market from time to time, at our option, shares of our Class A common stock with an aggregate offering price of up to $150.0 million. Subject to the terms and conditions of our agreement with them, the Agents will use their commercially reasonable efforts to sell shares of our Class A common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. We have also provided the banks with customary indemnification and contribution rights. We are not obligated to sell any Class A common stock and may at any time suspend solicitation and offers thereunder. We sold no shares under the at-the-market equity offering program during the three months ended March 31, 2026, and to date have sold no shares under the program.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$(19,800)	$(22,833)
Investing activities	39,134	(49,844)
Financing activities	(2,013)	8
Effect of exchange rate changes on cash	41	(76)

Net increase (decrease) in cash, cash equivalents and restricted cash	$17,362	$(72,745)

Operating Activities

Our cash flows used in operating activities to date have primarily comprised research and development and general and administrative activities as discussed above. As we continue to hire research and development personnel to accelerate our Molecular Universe AI-enhanced materials discovery and battery management, we expect our cash used in operating activities to increase before we start to generate any material cash inflows from our operations.

Net cash used in operating activities of $19.8 million for the three months ended March 31, 2026 was primarily attributable to net loss of $12.1 million, as adjusted for a gain on change in fair value of Sponsor Earn-Out liabilities of $4.2 million, gain on change in fair value of deferred consideration of $0.8 million, accretion income from marketable securities of $0.5 million, stock-based compensation expense of $2.1 million, depreciation and amortization of $2.7 million, and $0.4 million of other items. These non-cash operating items were combined with a $7.4 million working capital outflow. The working capital outflow was driven primarily by a $3.4 million increase in trade accounts receivables, a $1.7 million increase in inventories, a $1.3 million decrease in accrued expenses and other liabilities, a $0.9 million increase in prepaid and other assets, and a $0.4 million decrease in net lease activity. These working capital outflows were partially offset by a working capital inflow of a $0.4 million increase in accounts payable. The increase in inventories was primarily due to purchases for ESS commercial operations as a result of the acquisition of UZ Energy in the third quarter of 2025. The decrease in accrued expenses and other liabilities was primarily due to decreases in accruals for purchases of equipment for a JDA, accrued income taxes payable, and payroll related accruals. The increase in prepaids and other assets was primarily due to payments for licenses or hosting software data. The changes to operating lease liabilities and right of use assets was primarily driven by lease modifications. The changes in trade account receivables and accounts payables were driven by timing of receipts.

Net cash used in operating activities of $22.8 million for the three months ended March 31, 2025 was primarily attributable to net loss of $12.4 million, as adjusted for a gain on change in fair value of Sponsor Earn-Out liabilities of $7.9 million, accretion income from marketable securities of $0.8 million, stock-based compensation expense of $4.0 million, depreciation and amortization of $2.5 million, and a $8.0 million working capital outflow. The working capital outflow was driven primarily by a $5.3 million decrease in accrued expenses and other liabilities, a $1.7 million increase in prepaid and other assets, a $1.0 million decrease in operating lease liabilities, a $0.5 million increase in trade accounts receivables, and a $0.1 million decrease in accounts payable. These working capital outflows were partially offset by working capital inflows of a $0.7 million increase in right of use assets. The decrease in accrued expenses and other liabilities was primarily due to accruals for purchases of equipment for a JDA, accrued income taxes payable, and payroll related accruals. The increase in prepaids and other assets was primarily due to accrued receivables for services rendered to customers. The changes to operating lease liabilities and right of use assets were primarily driven by lease modifications. The changes in receivables and payables were driven by timing of receipts.

Investing Activities

Net cash provided by investing activities was $39.1 million for the three months ended March 31, 2026 compared to net cash used in investing activities of $49.8 million for the three months ended March 31, 2025. This increase in cash provided was primarily attributable to an $88.4 million increase in cash provided by the maturities of short-term investments, net of purchases in the current year period compared to the prior year period and $0.6 million of lower capital expenditures

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $2.0 million, consisting mainly of payments for withholding taxes on share vesting, compared to an immaterial amount for the three months ended March 31, 2025.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying unaudited interim condensed consolidated financial statements for the three months ended March 31, 2026 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

There have been no significant changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our 2025 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended March 31, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective. We completed the acquisition of UZ Energy on September 15, 2025, and we are currently integrating UZ Energy into our internal control system. Consistent with guidance issued by the SEC, our assessment as of March 31, 2026 of the effectiveness of the Company’s disclosure controls and procedures described above and internal control over financial reporting described below excludes UZ Energy, which represented approximately 8% of total assets and 93% of total revenue of the condensed consolidated financial statement amounts of the Company as of and for the three month ended March 31, 2026.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Part I, Item 1A” of our 2025 Annual Report on Form 10-K, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On March 9, 2026, Hong Gan (our Chief Science Officer) adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Dr. Gan’s plan is for the potential exercise of up to 929,832 fully stock options expiring on February 10, 2031, and the sale of the shares of Class A common stock underlying such stock options. The duration of the trading plan is through December 31, 2026, or earlier, upon the completion of all transactions subject to the trading plan.

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

10.1†	Extension to Commercial Lease Agreement, dated as of March 2, 2026.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†    Filed herewith.

*    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: April 24, 2026

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Nealis
Name:	Jing Nealis
Title:	Chief Financial Officer
(Principal Financial Officer)