Form 10-K/A
period 2025-12-31
SES AI Corp
filed 2026-04-30
CIK 1819142

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $278.5 million, calculated by using the closing price of the registrant’s Class A common stock on such date on the New York Stock Exchange of $0.89.

As of March 2, 2026, there were 322,742,539 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of SES AI Corporation (the “Company”) for the fiscal year ended December 31, 2025 (“Fiscal 2025”), filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2026 (the “Original Form 10-K”), is to include the information required by Part III, Items 10 through 14. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer’s fiscal year end. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to a proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. This Amendment also includes voluntary disclosure of recent legal proceedings involving the Company under Part II, Item 9B,

In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART II

Item 9B. Other Information

On April 27, 2026, a putative class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and certain of the Company’s current officers, by alleged shareholders of the Company on behalf of purchasers of Class A Common Stock between January 2025 and March 2026. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and alleges that the Company made false statements and/or omissions in its SEC and other public disclosures about its business prospects, and, as a result, the plaintiff suffered damages in an unspecified amount. The Company intends to defend itself vigorously against the claims and to take the necessary steps to endeavor to have them dismissed. Based on information available at the litigation’s current stage, the Company cannot reasonably predict its outcome or any potentially associated losses, which are inherently uncertain. If an unfavorable outcome were to occur, it is possible that the impact could be materially adverse to the Company’s results of operations or otherwise have an adverse impact due to defense and settlement costs, diversion of management resources and other factors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Under our Certificate of Incorporation and Bylaws (the “Bylaws”), our Board of Directors (the “Board”) is divided into three classes. Only one class of directors is elected in each year and each class serves a three-year term. The term length of each Class is, for each Class I director, a term that expires at the 2026 annual meeting of stockholders; for each Class II director, a term that expires at the Company’s 2027 annual meeting of stockholders; and, for each Class III director, a term that expires at the Company’s 2028 annual meeting of stockholders. Biographies of our directors are listed below. Ages set forth below are as of April 15, 2026.

Dr. Qichao Hu, 40, serves as the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board. Dr. Hu has served as Founder, Chief Executive Officer and Director of SES since 2012. Dr. Hu is also a board member on the MIT Enterprise Forum Cambridge. Dr. Hu is recipient of MIT Technology Review’s “Innovators Under 35” and was

named among the 2013 Forbes “30 Under 30.” Dr. Hu earned his PhD in Applied Physics from Harvard University, and his BS in Physics from MIT.

We believe that Dr. Hu is qualified to serve both as a member of our management team and the Board because of his visionary leadership of SES from inception to date, his scientific and managerial expertise in the EV battery development industry, his innovative plans for SES’s future and his ability to execute on those plans. Dr. Hu is currently a Class III director.

Dr. Jiong Ma, 62, serves as a director of the Company, a position she has held since February 2022. Dr. Ma is a General Partner of Phoenix Venture Partners (PVP). Before joining PVP in 2024, she was founder and CEO of Chavant Capital Acquisition Corp. (“Chavant”), which successfully merged with Mobix Labs (NASDAQ: MOBX) in 2023. From 2008 to 2020, Dr. Ma served as a Partner at Braemar Energy Ventures (“Braemar”), a venture capital firm investing in early to mid-stage technology companies operating in the mobility, power, resources and infrastructure sectors. At Braemar, Dr. Ma focused on investments in digitization of industry, resource efficiency, mobility, renewable energy infrastructure, and deeptech. Prior to joining Braemar, Dr. Ma served in the Venture Capital Group at 3i Group plc (“3i”), a global private equity firm, from 2004 to 2008, where she was responsible for investment in the information technology and cleantech sectors. Prior to 3i, Dr. Ma served as Senior Manager of the Optical Networking Group, Technology and Business Leadership at Lucent Technologies and Bell Labs, where she was responsible for product portfolio strategy, new product launches for Optical and Data Networking, and research and product development. Dr. Ma was also a founding team member of Onetta, a fiber networks company. Dr. Ma has served on the board of Anavex Life Sciences (NASDAQ: AVXL) since 2021, and she served on the board of Chavant from 2021 until January 2024, following its Merger with Mobix Labs. Dr. Ma received her PhD in electrical engineering from the University of Colorado at Boulder, MS in electrical engineering from the Worcester Polytechnic Institute in Massachusetts and BS in Physics from Lanzhou University.

We believe that Dr. Ma is qualified to serve as a director of our Board because of her extensive experience in research, operations and venture capital, particularly in the technology industry. Dr. Ma is currently a Class I director.

Andrew Boyd, 55, serves as a director of the Company, a position he has held since September 2025. Mr. Boyd served as Chief Investment Officer and Director of Ivanhoe Capital Acquisition Corp. (“Ivanhoe”) from July 2020 until February 2022, when Ivanhoe completed a business combination with SES Holdings Pte. Ltd. and became SES (the “Business Combination”). He currently serves as partner at Bramalea Partners, LLC (“Bramalea”), a technology focused fund manager focusing on the internet, e-commerce, software, and artificial intelligence/big data industries and technology that enables consumer facing applications. He founded Bramalea in January 2020. Prior to founding Bramalea, Mr. Boyd spent 15 years at Fidelity Management & Research Company (“Fidelity”) in a variety of roles, culminating in a role as Head of Equity Capital Markets. While at Fidelity, Mr. Boyd created and oversaw Fidelity’s private investing team, which led investments totaling more than $14 billion between 2004 and 2019. Prior to his career at Fidelity, Mr. Boyd was a corporate attorney in the Boston office of Goodwin Procter LLP, and prior to that, was an attorney at the prominent Canadian law firm, Davies Ward Phillips Vineberg LLP in Toronto. Mr. Boyd has a BA (Hons) in Economics from the University of Toronto, an LL.B from the University of Windsor and a JD from the University of Detroit, Mercy.

We believe that Mr. Boyd is qualified to serve as a director of our Board because of his extensive experience in leadership positions and his expertise in the technology and artificial intelligence industries. Mr. Boyd is currently a Class II director.

Eric Luo, 59, serves as a director of the Company, a position he has held since February 2022. From 2017 until 2021, Mr. Luo served as Chairman and Chief Executive Officer of GCL System Integration Limited, GCL New Energy USA (“GCL”), an international energy conglomerate specializing in clean and sustainable energy. Prior to his position at GCL, Mr. Luo served as the Chief Executive Officer and Board Member of Shunfeng International Clean Energy Limited (SFCE), a Hong Kong-based supplier of law-carbon and energy saving integrated solutions from 2015 to 2017. Mr. Luo has served on the board of directors of Invest Green Acquisition Corporation since November 2025. Mr. Luo received his MBA from Michigan State University and BS in Operational Management from Zhejiang Gongshang University.

We believe that Mr. Luo is qualified to serve as a director of our Board because of his experience in executive leadership positions and expertise in clean and sustainable energy. Mr. Luo is currently a Class I director.

Executive Officers

Our executive officers are appointed by, and serve at the discretion of, our Board. There are no family relationships among our directors and executive officers. Biographies of our executive officers who are not also directors are listed below. For information on Dr. Qichao Hu, see “- Directors” above. Ages set forth below are as of April 15, 2025.

Name	Position
Dr. Qichao Hu	Chief Executive Officer and Chairman
Ray Liu	Chief Financial Officer
Dr. Hong Gan	Chief Science Officer
Kyle Pilkington	Chief Legal Officer
Kang Xu	Chief Technology Officer

Ray Liu. Mr. Liu, 50, serves as the Company’s Chief Financial Officer, a position he has held since late April 2026.Mr. Liu served as Director, Enterprise Risk & Control (U.S. Federal Foreign Branch) at Adyen from January 2022 to April 2026. Previously, he served as Director, Enterprise Risk Management (Investment Risk & Governance from March 2019 to December 2021, Chief of Staff/Head of Finance (International Investments) from July 2011 to March 2019 and Director of Internal Audit (Investment & Finance) from July 2006 to July 2011 at MetLife Investment Management. From July 2003 to July 2006, Mr. Liu served as Senior Auditor (Corporate Audit) at Emerson Electric Co. Mr. Liu earned his MBA, Finance and Investments from the University of Notre Dame, Mendoza College of Business and his B.S. in Finance from Shanghai University of Finance and Economics.

Dr. Hong Gan. Dr. Gan, 65, serves as the Company’s Chief Science Officer, a position he has held since 2020. Dr. Gan was previously SES’s Director of Research & Development from 2018 to 2020. From 2013 to 2018, he was Group Leader of the Energy Storage Group at the Sustainable Energy Department at the Brookhaven National Laboratory, and from 2011 to 2013, he was Senior Director of Research & Development at Enevate Corporation. From 1993 to 2011, Dr. Gan held various positions at Greatbatch Medical, culminating in his roles as Director, Battery Research and Director, Research & Development Power Sources, Primary Battery. Dr. Gan earned his PhD in Chemistry from the University of Chicago in 1990, and his BS in Chemistry from Peking University in 1982.

Kyle Pilkington. Mr. Pilkington, 44, serves as the Company’s Chief Legal Officer, a position he has held since July 2022. Mr. Pilkington previously served as SES’s Vice President, Legal from April 2022 to July 2022, and prior to that, was Associate General Counsel at International Game Technology PLC from March 2020 to April 2022. From 2019 to 2020, Mr. Pilkington was Of Counsel at Gibson, Dunn & Crutcher LLP in Singapore. Prior to that, Mr. Pilkington was a Local Principal at Baker & McKenzie from 2010 to 2019 and prior to that he was an associate at Sullivan & Cromwell LLP. Mr. Pilkington earned a BA in Economics at Middlebury College and a JD at the University of Chicago Law School.

Kang Xu. Mr. Xu, 61, serves as the Company’s Chief Technology Officer, a position he has held since October 2024. Mr. Xu previously served as SES’s Chief Scientist from August 2023 to October 2024. Prior to that, Mr. Xu served as an ARL Fellow at the U.S. Army Research Laboratory for 26 years, from August 1997 to August 2023. Mr. Xu is an MRS Fellow, ECS Fellow, emeritus ARL fellow and one of the world’s leading researchers in electrolyte materials and interfacial science. He has published more than 350 papers in this field, with an h-index of 118, and has been recognized with many awards for the discovery of new electrolyte materials as well as understanding of the fundamental mechanisms.

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

Dr. Ma currently serves as our Lead Director. The responsibilities of our Lead Director include, but are not limited to, the following (for more information, see the Corporate Governance Guidelines on our website under the headings “Investors – Governance – Governance Documents” at https://ses.ai):

●	presiding over all meetings of the Board at which the Chairperson is not present, including any executive sessions of the independent directors or the non-management directors.
●	assisting in scheduling Board meetings and approving meeting schedules to ensure that there is sufficient time for discussion of all agenda items;
●	communicating to the CEO the results of the Board’s evaluation of CEO performance;
●	collaborating with the CEO on Board meeting agendas and approving such agendas;
●	collaborating with the CEO in determining the need for special meetings of the Board;
●	being available for consultation and direct communication if requested by major stockholders; and
●	calling meetings of the independent or non-management directors when necessary and appropriate.

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

Audit Committee Members and Financial Expert

The Audit Committee consists of Mr. Luo, Dr. Ma and Mr. Boyd. All members of the Audit Committee are “independent” in accordance with the NYSE Rules and rules of the U.S. Securities and Exchange Commission (the “SEC”) applicable to boards of directors in general and audit committee members in particular. The Board has determined that each member of the Audit Committee meets the requirements for financial literacy under NYSE Rules. In addition, the

Board has determined that Mr. Luo qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K,

Code of Business Conduct and Ethics and Corporate Governance Guidelines

Corporate Governance Guidelines. To further our commitment to sound governance, our Board has adopted the Corporate Governance Guidelines to ensure that the necessary policies and procedures are in place to facilitate the Board’s review and make decisions with respect to the Company’s business operations that are independent from management. The Corporate Governance Guidelines set forth the practices regarding Board and committee composition, selection and performance evaluations; Board meetings; director qualifications and expectations, including with respect to continuing education obligations; and management succession planning, including for the CEO. The Corporate Governance Guidelines are available on our website under the headings “Investors – Governance – Governance Documents” at https://ses.ai.

Code of Business Conduct and Ethics. We maintain a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our directors, officers and employees, including our Chairperson and CEO, CFO and other members of management. The Code of Conduct sets forth standards of ethical business conduct, including conflicts of interest, compliance with applicable laws, rules and regulations, timely and truthful disclosure, protection and proper use of our assets and reporting mechanisms for illegal or unethical behavior. The Code of Conduct also satisfies the requirements for a code of ethics as defined by Item 406 of Regulation S-K promulgated by the SEC. We intend to disclose any future amendments to, or waivers from, the Code of Conduct within four business days of the waiver or amendment through a website posting to the extent required by the rules and regulations of the SEC and the NYSE. The Code of Conduct is available on our website under the headings “Investors – Governance – Governance Documents” at https://ses.ai.

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

Item 11. Executive Compensation

Director Compensation

Our Non-Employee Director Compensation Program, approved by the Board in March 2022 and revised in February 2024, provides for the following compensation in accordance with industry practice and standards:

●	An annual cash fee of $50,000, with supplemental cash fees of (i) $10,000, $7,500 and $5,000 for non-Chairperson members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, respectively, (ii) $22,500, $15,000 and $15,000 for the Chairpersons of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee respectively and (iii) $20,000 for the Lead Director. Cash fees will be paid quarterly, with a pro rata fee applicable to service for less than a whole quarter. Additionally, if the Chairperson of our Board is a non-employee director, he/she will receive an additional $50,000 annually.
●	Annual equity grant of restricted stock units (“RSUs”) with an award value of $160,000 starting in the second year of board service, and initial equity grant of RSUs with an award value of $320,000. All such RSUs will vest fully in one installment one year after the grant date subject to the director’s continued service on such vesting date.

The Compensation Committee recommends to the Board the annual compensation to be paid to the directors of our Board and may, in its discretion, revise or replace the compensation program described above. The Company reimburses each director for any reasonable transportation and lodging expenses actually incurred to attend meetings of our board or committees.

The following table sets forth the total compensation paid to each of our non-employee directors who served during fiscal 2025 for service on the Board during that period.

	Fee Earned or Paid	Stock
Name(1)	in Cash ($)	Awards($)(2)	Total ($)
Dr. Jiong Ma	$100,000	$86,880	$186,880
Eric Luo	$85,000	$86,880	$186,880
Andrew Boyd(3)	$22,313	$346,666	$368,979
Michael Noonen(4)	$45,375	$—	$45,375
Dr. Jang Wook Choi(5)	$42,917	$—	$42,917
(1)	Represents all non-employee directors who served on our Board during fiscal 2025. Dr. Qichao Hu, our Founder and Chief Executive Officer, does not receive any additional compensation for his service as a director.
(2)	The amounts in this column represents the aggregate grant date fair value of RSUs granted during each of the years presented, computed in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures. The assumptions made when calculating the amounts are found in Note 16 to the consolidated audited financial statements for the year ended December 31, 2025.
(3)	Andrew Boyd was appointed to the Board effective September 2, 2025.
(4)	Michael Noonen resigned from the Board effective September 2, 2025.
(5)	Dr. Jang Wook Choi resigned from the Board effective November 10, 2025.

The below table lists all outstanding equity awards held by our non-employee directors who served in 2025, as of December 31, 2025.

Name	Stock Awards(1)
Dr. Jiong Ma	160,000
Eric Luo	160,000
Andrew Boyd	296,296
Michael Noonen(2)	—
Dr. Jang Wook Choi(2)	—
(1)	Includes RSUs unvested as of December 31, 2025. The RSUs were granted to each non-employee director on March 28, 2025 and on September 8, 2025 for Andrew Boyd and these RSUs vest in full on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.
(2)	All unvested RSUs were forfeited upon the director’s departure in 2025.

2026 Director Compensation

In March 2026, upon the recommendation of the Compensation Committee, the Board approved amendments to the Non-Employee Director Compensation Program which increase the annual equity grant of RSUs to an award value of $170,000 starting in the second year of board service and an initial equity grant of RSUs with an award value of $340,000. All other aspects of the Non-Employee Director Compensation Program remained unchanged. These changes will be effective after the 2026 annual meeting of stockholders of the Company.

Director Stock Ownership Guidelines

Beginning in fiscal 2022 we adopted stock ownership guidelines that require each director to beneficially own shares of our Class A Common Stock (including Class A Common Stock held in trust or by certain family members and stock underlying unvested RSUs or restricted stock awards) with the equivalent value, calculated annually at the end of each fiscal year, of at least five times the aggregate annual cash retainer for a director. Each director is required to achieve such stock ownership requirements by the date of the fifth anniversary of such director’s appointment (or, for those directors serving at the time of adoption of these ownership guidelines, within 5 years after such adoption). Until the required ownership level is reached, directors are required to retain at least 100% of the shares, net of applicable tax withholding and the payment of any exercise or purchase price (if applicable), received upon the vesting or settlement of equity awards or the exercise of stock options. As of April 15, 2026, all of our directors then serving had met the stock ownership requirement or were within the applicable five-year grace period for compliance.

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

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and our two other most highly compensated executive officers. We have not included a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards at Fiscal 2025 Year-End table.

Our named executive officers, consisting of our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer), serving as of December 31, 2025, were:

●	Dr. Qichao Hu, our Chairman of the Board and CEO;
●	Jing Nealis, our former CFO, who departed the Company effective April 27, 2026; and
●	Dr. Kang Xu, our Chief Technology Officer;

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

NEO Stock Ownership Guidelines and Stock Retention Requirements

We maintain stock ownership guidelines intended to align further the interests of our NEOs with those of our stockholders. The guidelines require covered roles to hold our Class A Common Stock (including Class A Common Stock held in trust, by certain family members or in the Company’s 401(k) plan and stock underlying unvested RSUs, restricted stock awards and unvested or unearned performance stock units (“PSUs”) or other performance stock awards, but excluding stock underlying options or stock appreciation rights) worth a value expressed as a multiple of their salary. For our CEO, the multiple is five times his annual base salary and for all other executive officers, the multiple is three times their annual base salary.

Each of our NEOs is required to meet these ownership levels by five years after his or her initial designation as an executive officer of the Company (or, for those executive officers serving at the time of adoption of these ownership guidelines, within five years after such adoption). Until reaching the required ownership level, executive officers are required to retain at least 100% of the shares, net of applicable tax withholding and the payment of any exercise or purchase price (if applicable), received upon the vesting or settlement of equity awards or the exercise of stock options. As of April 15, 2026, all of our current executive officers had timely met the stock ownership requirement or were within the five-year grace period to come into compliance with it.

Details regarding the employment agreements with our named executive officers can be found in the narrative disclosure to the Summary Compensation Table set forth below.

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for the fiscal years indicated.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)(1)	($)	($)(2)	($)	($)(3)	($)(4)	Total ($)
Dr. Qichao Hu	2025	530,000	—	1,140,930	—	—	250,494	1,921,424
Founder, Chief Executive Officer and Director	2024	530,000	—	3,043,220	—	424,000	102,726	4,099,946
Jing Nealis(5)	2025	470,000	—	516,135	—	—	17,500	1,003,635
Former Chief Financial Officer	2024	470,000	—	1,044,114	—	225,600	17,250	1,756,964
Kang Xu(6)	2025	500,000	—	135,825	—	—	8,788	644,613
Chief Technology Officer
(1)	The amount reflects the named executive officer’s base salary earned for the fiscal years shown.
(2)	Amounts represent the aggregate grant date fair value of RSU awards made to the named executive officer computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”) using SES’s closing stock price on the date of grant. Each RSU represents the right to receive one share of Common Stock upon vesting. The assumptions made when calculating the amounts are found in Note 16 to the consolidated audited financial statements for the year ended December 31, 2025 in our Annual Report. See also “Narrative Disclosure to Summary Compensation Table” for information on awards reported in these columns.
(3)	Amounts represent an annual performance bonus for performance from January 1, 2025 to December 31, 2025. See also “Narrative Disclosure to Summary Compensation Table” for information on the amounts reported in these columns.
(4)	The amounts reported in the “All Other Compensation” column for fiscal 2025 reflect the following: for Dr. Hu, reimbursement of rent expenses for an apartment in Boston, Massachusetts ($100,012), payments for a personal driver when traveling ($75,000), 401(k) matching contributions ($17,500), a membership fee paid by the Company in Dr. Hu’s name, monthly parking fees, travel and transportation expenses, reimbursement of certain meal expenses, and an allowance for a personal use of a car; and for Ms. Nealis, 401(k) matching contributions ($17,500); and, for Mr. Xu, 401(k) matching contributions ($8,788).
(5)	Ms. Nealis departed the Company on April 27, 2026.
(6)	Mr. Xu was not a named executive officer prior to 2025.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements

SES entered into employment agreements with Dr. Hu on May 4, 2021, Ms. Nealis on February 15, 2021, and Mr. Xu on June 15, 2023, providing for the terms of their at-will employment with SES and including (i) annual base salary, (ii) eligibility for an annual performance bonus, (iii) participation in SES’s benefit plans and vacation in accordance with SES’s policies and (iv) in the case of Dr. Hu, and Ms. Nealis, severance benefits in the event of certain terminations of employment. For information on Ms. Nealis’s separation agreement in connection with her  departure from the Company on April 27, 2026 (the “Separation Agreement”), see “Potential Payments Upon Termination or Change in Control—Equity Awards.”

AIP Payouts for Fiscal 2025

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

Under the AIP for fiscal 2025, each NEO’s annual target incentive opportunity was a percentage of their eligible base salary, that were targeted at a level that represented a meaningful portion of each named executive officer’s base salary and were competitive with our peers. The target awards as a percentage of salary were as follows: for Dr. Hu, 100%, for Ms. Nealis, 60%, and for Mr. Xu, 20%. The amount that each NEO was eligible to earn under the fiscal 2025 AIP was based 100% on such executive officer’s achievement against key performance targets. We undergo a rigorous process to ensure our targets are challenging, aligning management incentives with enhancement of long-term stockholder value. We believe that these high and demanding targets, when looked against the payouts, helped to maintain a solid and balanced incentive structure. The key performance targets are shown below.

●	Dr. Hu’s key performance targets were the same as those applicable to our other executive officers and included goals related to revenue generation, year-end liquidity, technical improvements in the Company’s Molecular Universe platform and Avatar battery management system, introductions of new electrolytes for Li-ion battery chemistries, battery technology development goals, cost reductions in manufacturing (both in-house and contract manufacturing), and robust finance and legal operations;
●	Ms. Nealis’s key performance targets were related to year-end liquidity and robust financial management; and
●	Mr. Xu’s key performance targets were related to completing molecule mapping for Molecular Universe, discovering new electrolyte materials and the success rate of Molecular Universe’s AI agent.

Following its review of the achievement of the key performance targets listed above as of December 31, 2025, the Compensation Committee determined that 72% of the key performance targets had been achieved for each of Dr. Hu, Ms. Nealis and Mr. Xu. However, the Compensation Committee determined that there would be no AIP payouts to executive officers for performance in 2025 due to cash preservation being a priority for the Company in 2026.

Equity Incentive Awards

Grants Made in Fiscal 2025

In fiscal 2025, each of the NEOs were granted RSUs under the 2021 Incentive Award Plan (the “New 2021 Plan”), which is the only plan under which we currently grant equity (although awards remain outstanding under certain older equity plans referenced in this Annual Report on Form 10-K). These awards are designed to align a portion of our named executive officers’ compensation with the interests of our existing stockholders and to build retention value by incentivizing our named executive officers to remain in our service. For information on the RSUs’ vesting terms, see footnote 4 to “Outstanding Equity Awards at 2025 Fiscal Year-End.”

PSUs Granted Before Fiscal 2025

As previously disclosed, certain of our NEOs received PSUs in each of the fiscal years ended December 31, 2022, 2023 and 2024. Pursuant of the terms of these PSUs, a specified percentage of the target number of PSUs vests based on the average closing price of our shares of Class A Common Stock (the “Average Closing Price”) during any consecutive 100-calendar-day period within a three-year performance period from the applicable grant date (with the percentage vesting based on certain threshold Average Closing Prices (the “Stock Price Thresholds”)), assuming that the Average Closing Price during the last 30-calendar-day period in the applicable three-year performance period also exceeds the highest Stock Price Threshold achieved during any 100-calendar-day period. Otherwise, the number of PSUs that vest at the end of the applicable three-year performance period is based upon the Average Closing Price during the last 30 calendar days, using the same list of Stock Price Thresholds. Any incremental shares of Class A Common Stock that do not vest based on the Average Closing Price in the last 30 calendar days, but would have vested based on the applicable 100-calendar-day Average Closing Price, will subsequently be eligible to vest (subject to the executive officer’s continued service through the vesting date) if, at any point before the fifth anniversary of the grant date, the Average Closing Price during a 30-calendar-day period ends up exceeding the highest Stock Price Threshold previously achieved during the 100-calendar-day period. The Stock Price Thresholds for the PSUs granted in 2022 are as follows: under $12.5, 0%; $12.5 or greater, 10%; $15 or greater, 20%; $17.5 or greater, 30%; $20 or greater, 40%; $22.5 or greater, 50%; $25 or greater, 60%; $27.5 or greater, 70%; $30 or greater, 80%; $32.5 or greater, 90%; and $35 or greater, 100%. The Stock Price Thresholds for the PSUs granted in 2023 are as follows: under $12.5, 0%; $12.5 or greater, 25%; $15 or greater, 50%; $17.5 or greater, 75%; and $20 or greater, 100%. The Stock Price Thresholds for the PSUs granted in 2024 are as follows: under $12.5, 0%; $12.5 or greater, 25%; $15 or greater, 50%; $17.5 or greater, 75%; and $20 or greater, 100%. The PSUs granted in 2023 and 2024 currently remain outstanding. With respect to the PSUs granted in 2022, because the minimum Stock Price Threshold for any payout under the PSUs was not met during any 100-calendar-day period during the three-year-performance period, they paid out at zero in Fiscal 2025 and are no longer outstanding.”

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2025.

	Option Awards							Stock Awards
											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
										Plan	Market or
					Equity					Awards:	Payout
					Incentive					Number of	Value of
					Plan					Unearned	Unearned
					Awards:			Number	Market	Shares,	Shares,
			Number of	Number of	Number			of Shares	Value of	Units or	Units or
			Securities	Securities	of Securities			or Units	Shares or	Other	Other
			Underlying	Underlying	Underlying			of Stock	Units of	Rights	Rights
			Unexercised	Unexercised	Unexercised	Option	Option	That Have	Stock That	That Have	That Have
	Grant		Options (#)	Options (#)	Unearned	Exercise	Expiration	Not	Have Not	Not	Not
Name	Date		Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)(1)	Vested (#)	Vested ($)(1)
Dr. Qichao Hu	4/1/2020	(2)	91,554	—	—	0.14	3/31/2030
	2/3/2022	(3)								9,182	16,528
	4/14/2023	(4)						278,945	502,101
	4/14/2023	(5)								—	—
	2/9/2024	(4)						1,186,446	2,135,603
	2/9/2024	(5)								—	—
	3/28/2025	(4)						2,100,000	3,780,000

Jing Nealis(7)	2/10/2021	(6)	886,555	—	—	0.16	2/10/2031
	2/3/2022	(3)								267,755	481,959
	4/14/2023	(4)						69,736	125,525
	4/14/2023	(5)								—	—
	2/9/2024	(4)						407,064	732,715
	2/9/2024	(5)								—	—
	3/28/2025	(4)						950,000	1,710,000

Kang Xu	9/1/2023	(4)						79,366	142,859
	2/6/2024	(4)						141,243	254,237
	3/28/2025	(4)						250,000	450,000

(1)	Based on the closing market price of the Company’s Class A Common Stock on December 31, 2025 of $1.80.
(2)	Reflects stock options that were granted under the Company’s 2018 Share Incentive Plan (the “2018 Plan”) to compensate grantees, including Dr. Hu, for COVID-19-related salary cuts. The stock options became fully vested on the date of grant.
(3)	Reflects the right to receive earn-out shares of Class A Common Stock (the “Earn-Out Restricted Shares”) pursuant to the Business Combination Agreement (the “Business Combination Agreement”) by and among Ivanhoe Capital Acquisition Corp., Wormhole Merger Sub Pte. Ltd. and SES Holdings Pte. Ltd. The Earn-Out Restricted Shares were placed into escrow at the closing of the Business Combination Agreement on February 3, 2022 (the “Closing”) and will vest on the date that the closing price of the shares of the Class A common stock equals or exceeds $18.00 during the period beginning on the date that is one year following the Closing and ending on the date that is five years following the Closing. The vesting of the Earn-Out Restricted Shares is also subject to the executive officer’s continued service on the vesting date. For more information regarding the vesting of the Earn-Out Restricted Shares, see Note 2 to the consolidated audited financial statements for the year ended December 31, 2025.
(4)	Reflects RSUs that were granted pursuant to the New 2021 Plan. The RSUs will vest, and an equal number of shares of Class A Common Stock will be deliverable, in three equal installments on the first, second and third anniversaries of the grant date, subject to the executive officer’s continued employment or service through each applicable vesting date. The vesting of certain of Ms.

Nealis’s outstanding RSUs was accelerated on April 27, 2026 in connection with her departure from the Company. For more information, see “Potential Payments Upon Termination or Change in Control—Equity Awards.”
(5)	Reflects, with respect to the PSUs that were granted pursuant to the New 2021 Plan in 2023 and 2024, an outstanding amount of zero PSUs, because as of December 31, 2025, the minimum stock price milestones required for any portion of such PSUs to vest had not been met. The PSUs granted in each of 2023 and 2024 vest in one installment following the end of a three-year period (the “Initial Performance Period”) commencing on the grant date, subject to the achievement of certain Stock Price Thresholds and the executive officer’s continued employment or service through such date. If following the applicable Initial Performance Period there are PSUs that have not vested, then such PSUs may remain eligible to vest in an additional installment following the end of a five-year period commencing on the grant date, subject to the achievement of certain Class A Common Stock price milestones and the reporting person’s continued employment or service through such date. For more information regarding the PSUs granted in 2023 and 2024, including the Stock Price Thresholds, see the section titled “Narrative Disclosure to Summary Compensation Table—Equity Incentive Awards—PSUs Granted Before Fiscal 2025.”
(6)	Reflects time-based stock options that were granted under the 2018 Plan and vested 25% on the first anniversary of the grant date and in equal monthly installments over the following 36 months.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that the Company would provide to our named executive officers in connection with their termination of employment and/or change in control.

Severance

Under SES’s offer letters with Dr. Hu and Ms. Nealis, in the event that SES terminates Dr. Hu or Ms. Nealis for cause or resigns without good reason (each of “cause” and “good reason” as defined in such offer letters), such named executive officer would receive, in addition to accrued but unpaid base salary, earned but unpaid annual bonus for the fiscal year prior to termination, and reimbursement for all reasonable and necessary expenses incurred in connection with the named executive officer’s performance of services on behalf of SES (“Accrued Compensation”) Further, in the event that SES terminates Dr. Hu or Ms. Nealis without cause or in the event that either of them resigns for good reason, such named executive officer would receive the Accrued Compensation and the following: (i) continuation of annual base salary for a period of 12 months following the termination date for Dr. Hu, and 9 months following the termination date for Ms. Nealis; and (ii) reimbursement of SES’s portion for continued health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 for a period of 12 months for Dr. Hu, and 12 months for Ms. Nealis, or an earlier date if such named executive officer has secured alternate health insurance coverage. Severance is subject to the execution and non-revocation of a release of claims in favor of SES. Under SES’s offer letter with Mr. Xu, there are no severance benefits in the event that he is terminated without cause or resigns for good reason.

Equity Awards

With respect to the RSUs granted to the named executive officers, in the event of termination of service caused by the death or disability of a named executive officer (assuming cause does not exist as of the termination date as defined in the applicable award agreement), a pro-rata portion of the RSUs will vest as of the date of such termination. Otherwise, upon any other termination of employment, all outstanding RSUs will be automatically forfeited, except as may be otherwise provided by the Compensation Committee. Additionally, all outstanding PSUs will be automatically forfeited upon any type of termination of employment, except as may be otherwise provided by the Compensation Committee.

Under the Old 2021 Plan, in the event of a “change in control transaction” (as defined in the Old 2021 Plan), the Board may, in its discretion, make adjustments to the terms of outstanding equity awards including: (i) providing for the assumption or substitution of options, (ii) causing outstanding options to be paid out in cash based on the excess, if any, of the fair market value over the exercise price, and (iii) providing that all outstanding options and restricted stock awards will vest in part or in full immediately prior to such transaction.

Under the New 2021 Plan, in the event of a “change in control” (as defined in the New 2021 Plan), the Compensation Committee may, in its discretion, make adjustments to the terms of outstanding equity awards, including: (i) providing for the assumption or substitution of awards, (ii) accelerating the exercisability or vesting of the terms of awards for a period of time prior to the occurrence of such event, (iii) modifying the terms of awards to add events, conditions or circumstances (including termination of employment within a specified period of time following the occurrence of such events) upon which the exercisability or vesting of or lapse of restrictions will accelerate, (iv) deeming any performance measures satisfied at target, maximum or actual performance through closing or such other level determined by the Compensation Committee in its sole discretion, including providing for the performance measures (as is or as adjusted) to continue after closing, (v) providing that any options or stock appreciation rights that would not be exercisable prior to the change in control will be exercisable as to all common shares subject thereto (contingent upon the occurrence of the change in control), and (vi) canceling and causing outstanding awards to be paid out in cash based on the excess, if any, of the fair market value over the exercise price.

The Earn-Out Shares and Founder Earn-Out Shares (as defined below and collectively, the “Escrowed Earn-Out Shares”) were placed into escrow at the Closing of the Business Combination and shall vest on the date that the closing price of shares of Class A common stock is equal to or greater than $18.00 (“Triggering Event”) during the period beginning on the date that is one year following the Closing and ending on the date that is five years following the Closing (the “Earn-Out Period”). If a Triggering Event has not occurred by the expiration of the Earn-Out Period, then the Escrowed Earn-Out Shares shall be cancelled and holders of such shares shall have no right to receive such Escrowed Earn-Out Shares. The Earn-Out Restricted Shares are subject to vesting based on the same terms as the Escrowed Earn-Out Shares and are also subject to forfeiture if such recipient’s service with the Company terminates prior to vesting. If, during the Earn-Out Period, there is a change in control transaction at a per share price of greater than or equal to $18.00 per share, then all Escrowed Earn-Out Shares and Earn-Out Restricted Shares will vest immediately prior to the consummation of such change in control.

Ms. Nealis departed from the Company effective April 27, 2026 and, pursuant to the Separation Agreement, the Company agreed to extend the post-termination exercise period for all of her vested stock options through December 31, 2026 and to provide accelerated vesting of 117,500 of her outstanding RSUs.

Compensation Committee Interlocks and Insider Participation

This item does not apply to us as a “smaller reporting company.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our Class A Common Stock and Class B Common Stock as of April 15, 2026 by:

●	each of our current directors;
●	each of our named executive officers;
●	all of our current directors and executive officers as a group; and
●	each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is a beneficial owner of more than 5% of the outstanding Class A Common Stock or Class B Common Stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options, within 60 days of April 15, 2026. Shares subject to warrants, options or RSUs that are currently exercisable or exercisable within 60 days of April 15, 2026 or that vest within 60 days of April 15, 2026 are considered outstanding and beneficially owned by the person holding such warrants, options or RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

The beneficial ownership of shares of our Class A Common Stock is based on 325,402,113 shares of our Class A Common Stock, including 26,133,369 Earn-Out Shares in the form of Class A Common Stock (including restricted

Class A Common Stock or “Earn-Out Shares”) but excludes 1,557,609 Earn-Out Shares which have been forfeited following the recipients’ termination of service with the Company, and 43,881,251 shares of Class B Common Stock, including 3,999,796 founder earn-out shares (“Founder Earn-Out Shares”), in each case, issued and outstanding as of April 15, 2026. The Earn-Out Shares and the Founder Earn-Out Shares were placed into escrow at the closing of the Business Combination and will vest on the date that the closing price of the shares of Class A Common Stock equals or exceeds $18.00 during the period beginning on the date that is one year following the closing of the Business Combination and ending on the date that is five years following the Closing (the “Earn-Out Period”). The restricted Earn-Out Shares are subject to vesting based on the same terms as other Earn-Out Shares and are also subject to forfeiture if such recipient’s service with the Company terminates prior to the vesting. During the Earn-Out Period, the holders of the Earn-Out Shares and Founder Earn-Out Shares are entitled to exercise the voting rights carried by each Earn-Out Share or Founder Earn-Out Share, as applicable, and are entitled to receive any dividends or other distributions made in respect thereof while such shares remain in escrow.

Percentage of voting power is calculated based on one vote per share for each share of Class A Common Stock and ten votes per share for each share of Class B Common Stock. The table is based upon information supplied by officers, directors and greater-than-5% beneficial owners, Section 13(d) filings made with the SEC and other SEC filings under Section 16 of the Exchange Act.

	Number of			Number of
	shares of	% of		Shares of	% of
	SES	SES		SES	SES	% of
	Class A	Class A		Class B	Class B	Total
	common	common		common	common	Voting
Name and Address of Beneficial Owner	stock	stock		stock	stock	Power**
Directors & named executive officers(1)
Dr. Qichao Hu(2)	1,771,435		*	43,881,251	100%	57.7%
Jing Nealis(3)	2,634,406		*	—	—	*
Kang Xu(4)	263,741		*	—	—	*
Eric Luo(5)	383,400		*	—	—	*
Dr. Jiong Ma(5)	383,400		*	—	—	*
Andrew Boyd	—		*	—	—	*
All current directors and executive officers as a group (8 individuals)(6)	5,450,099	1.7%		43,881,251	100%	58.1%
Greater-than-5% beneficial owners
Dr. Qichao Hu(2)	1,771,435		*	43,881,251	100%	57.7%
Vertex Legacy Continuation Fund Pte. Ltd.(7)	32,256,315	9.9%		—	—	4.2%
Tianqi Lithium HK Co., Ltd.(8)	24,922,386	7.7%		—	—	3.3%
*	Indicates beneficial ownership of less than 1%.
**

Percentage of total voting power represents the combined voting power with respect to all shares of Class A Common Stock and Class B Common Stock, voting as a single class. Subject to certain conditions, each share of Class B Common Stock is entitled to 10 votes per share and each share of Class A Common Stock is entitled to one vote per share.

(1)	The business address of each of these stockholders is c/o SES AI Corporation, 35 Cabot Road, Woburn, MA 01801.
(2)	Includes (i) 1,670,699 shares of Class A common stock, 9,182 Earn-Out Shares, and 91,554 shares of Class A common stock underlying SES options, in each case held directly by Dr. Qichao Hu; (ii) 30,716,882 shares of our Class B common stock, 2,799,859 of which are Founder Earn-Out Shares, held directly by Dr. Hu and (iii) an aggregate of 13,164,369 shares of Class B common stock, 1,199,937 of which are Founder Earn-Out Shares, held by various trusts affiliated with Dr. Hu. These trusts consist of: (i) Qichao Hu 2021 Irrevocable Trust U/A/D March 31, 2021; (ii) Qichao Hu Family Delaware Trust U/A/D March 31, 2021; and (iii) Qichao Hu 2021 Annuity Trust March 31, 2021 (collectively, the “Trusts”), each owning 4,388,123 shares of Class B common stock and 399,979 Founder Earn-Out Shares.
(3)	Consists of 1,480,096 shares of Class A common stock, which include 267,755 Earn-Out Shares, and 886,555 shares of Class A common stock underlying SES options. Because this table shows beneficial ownership as of April 15, 2026, this row excludes 117,500 shares of Class A common stock that Ms. Nealis received following acceleration of vesting of certain of her RSUs upon her departure from the Company on April 27, 2026. Additionally, all of Ms. Nealis’s Earn-Out Shares were forfeited following her departure from the Company.

(4)	Consists of 383,304 shares of Class A common stock.
(5)	Consists of 383,400 shares of Class A common stock.
(6)	Includes shares beneficially owned by (i) all directors listed in this table and (iii) all current executive officers (namely, Dr. Hu and Messrs. Gan, Liu, Pilkington and Xu).
(7)	Based on information provided in a Schedule 13G filed February 10, 2022. Consists of (i) 29,361,729 shares of Class A common stock and (ii) 2,894,586 Earn-Out Shares. Vertex Legacy Continuation Fund Pte. Ltd. (“VLCF”) is the record holder of the shares of Class A common stock. Vertex Legacy Fund (SG) LP (“VLFSG”) is the 100% shareholder of VLCF. VLC GP Pte. Ltd. (“VLCGP”) is the general partner of VLFSG and has appointed Vertex Ventures SEA Management Pte. Ltd. (“VVSEAMPL”) to serve as the fund manager of VLCF. VVSEAMPL is deemed to have dispositive and voting power over the shares of Class A common stock directly owned by VLCF pursuant to a management agreement between VLFSG and VVSEAMPL, whereby dispositive and voting decisions require the majority approval of the members of an investment committee established by VVSEAMPL. The principal business address of all persons named in this footnote is 250 North Bridge Road, #11-01 Raffles City Tower, Singapore 179101.
(8)	Based on information provided in a Schedule 13G filed January 21, 2026. Consists of (i) 22,140,256 shares of Class A common stock and (ii) 2,782,130 Earn-Out Shares. Tianqi Lithium HK Co., Limited (“Tianqi HK”) is the record holder of such shares of Class A common stock. Tianqi HK is wholly owned by Chengdu Tianqi Lithium Limited (“Tianqi Limited”), and Tianqi Lithium is wholly owned by Tianqi Lithium Corporation (“Tianqi Lithium”). Tianqi Limited and Tianqi Lithium may thus be deemed to share beneficial ownership over the shares of Class A common stock owned by Tianqi HK. The principal business address of all persons named in this footnote is No.166 East Gaopeng Road, Chengdu, Sichuan 610041, China.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2025.

	Number of			Number of Securities
	Securities			Remaining
	to be Issued		Weighted Average	Available for
	Upon Exercise of		Exercise Price of	Future Issuance
	Outstanding Options,		Outstanding Options,	Under Equity
	Warrants and Rights		Warrants and Rights	Compensation Plans
Equity Compensation plans approved by security holders(1)	19,847,035	(2)	$—	38,518,171
Equity Compensation plans not approved by security holders	—		—	—
Total	19,847,035	(3)		38,518,171
(1)	Relates only to the New 2021 Plan which was approved by the Company’s board and stockholders in connection with the Business Combination. The New 2021 Plan allows for the maximum number of shares issuable to automatically increase on January 1 of each year (beginning January 1, 2023) through 2031 in an amount equal to two percent of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of Common Shares.
(2)	Includes 13,883,881 shares issuable pursuant to RSUs, and 5,963,154 shares issuable pursuant to PSUs assuming the maximum payout. The RSUs and PSUs were granted without consideration. Accordingly, there is no weighted-average exercise price of outstanding awards.
(3)	This table does not include equity awards granted by SES Holdings Pte. Ltd. that were assumed by the Company in connection with the Business Combination. As of December 31, 2025, the following assumed equity awards were outstanding: 5,431,725 incentive stock options and non-statutory stock options. The weighted average exercise price of such outstanding options was $0.19 per share. No additional equity awards may be granted under the SES Holdings Pte. Ltd. Plans that were assumed by the Company.

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

In connection with its review of any related person transaction, we shall provide the Audit Committee or disinterested members of the Board with all material information regarding such related person transaction, the interest of the related person and any potential disclosure obligations of ours in connection with such related person transaction.

●	If a related person transaction will be ongoing, the Audit Committee may establish guidelines for our management to follow in its ongoing dealings with the related person.

In addition, under our Code of Conduct, our employees, directors and director nominees will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

The transactions described in this section, other than the employment of Eil Chul Kim, were entered into prior to the adoption of the Related Person Transaction Policy; however, the ongoing payments associated with these transactions were approved in line with the Related Person Transaction Policy.

Related Person Transactions

As a “smaller reporting company,” we describe below all transactions required to be disclosed by us under Item 404(a) of Regulation S-K under the Securities Act since January 1, 2024.

Employment of Eil Chul Kim

On April 6, 2026, Eil Chul Kim, the father-in-law of Qichao Hu, our Chairman and Chief Executive Officer, began his employment with SES as Head of Korea for the Company for an initial term of six months, subject to further extension upon approval of our Audit Committee. Mr. Kim currently receives a base salary of $264,000 and is eligible for bonus compensation up to 30% of his base salary. Mr. Kim was also granted an award of RSUs with an award value of $264,000, vesting in three equal installments on each of the first three anniversaries of the grant date, subject to Mr. Kim’s continued service on each vesting date.

GM Joint Development Agreement

In February 2021, SES executed a Joint Development Agreement (the “JDA”) with GM Global Technology Operations LLC (“GM Technology”) and General Motors Holdings LLC (“GM Holdings”), with a budget over $50.0 million, to jointly develop an A-Sample battery cell with a capacity of almost 100 Ah and build out a prototype manufacturing line for GM Technology. GM Technology is an affiliate of GM Ventures and a subsidiary of GM Holdings (GM Ventures and GM Holdings collectively, the “GM Funds”), both of which are stockholders of SES. GM Holdings is also a subsidiary of GM. The JDA had an initial term of three years. Under the term of the JDA, SES would receive reimbursement of research and development and prototype buildout costs. SES will not be required to refund such fees once due to SES regardless of the results of the research and development activities, however, ownership of the prototype line would remain with GM, unless purchased by SES. During the fiscal year ended December 31, 2024, SES invoiced approximately $3.2 million pursuant to the terms of the JDA. On October 29, 2024, the Company and GM Ventures mutually agreed to terminate the Director Nomination Agreement described below. Hence, GM is no longer a related party as of December 31, 2024.

Director Nomination Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and SES Holdings Pte. Ltd. entered into a Director Nomination Agreement with GM Ventures, pursuant to which, among other things, GM Ventures had the right to nominate one person for election to the Board from and after the Effective Time (as defined in the Business Combination Agreement) for so long as GM Ventures together with its affiliates, collectively continued to beneficially own at least 5% of the fully diluted outstanding equity securities of SES. On October 29, 2024, the Company and GM Ventures mutually agreed to terminate the Director Nomination Agreement.

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

The Nominating and Corporate Governance Committee undertook its annual review of director independence and made a recommendation to the Board regarding director independence. As a result of this review, the Board affirmatively determined that each of Dr. Ma and Messrs. Luo and Boyd (as well as, during the period in which he served in 2025, Messrs. Choi and Noonen) is an “independent director” under NYSE Rules, including with respect to their respective committee service. The Board has determined that each member of the Audit Committee (Messrs. Luo and Boyd and Dr. Ma) is “independent” for purposes of service on the Audit Committee in accordance with Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each member of the Compensation Committee (Messrs. Luo and Boyd and Dr. Ma) is “independent” for purposes of service on the Compensation Committee in accordance with Section 10C(a)(3) of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with SES and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of SES capital stock by each non-employee director, and the transactions involving them described in the section titled “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services (Grant Thornton LLP, PCAOB ID Number 248, Boston, Massachusetts)

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2025 and 2024 by Grant Thornton LLP:

	2025	2024
Audit Fees(1)	$1,140,197	$1,022,906
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total:	$1,140,197	$1,022,906
(1)	Audit Fees represent the aggregate fees billed for professional services rendered for the audits of the annual financial statements and the Company’s internal control over financial reporting; for review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q filings; for review of registration statements filed by the Company and comfort letter procedures; for the audits and reviews of certain of our subsidiaries; and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees, if any, relate to assurance and related services rendered by Grant Thornton LLP.
(3)	Tax Fees, if any, represent the aggregate fees billed for international tax compliance, tax advice, and tax planning services.
(4)	All Other Fees, if any, represent fees billed for all other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements and Schedules - the required information is set forth in “Part 2, Item 8 – Financial Statements and Supplementary Data” in the Original Form 10-K.
(2)	Exhibits – The exhibits listed below are filed as part of this Amendment or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

5
Exhibit
No.		Description
31.3*		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*		Cover Page Interactive Data File from SES AI Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2026

SES AI CORPORATION

By:	/s/ Qichao Hu

Name:	Qichao Hu

Title:	Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Ray Liu

Name:	Ray Liu

Title:	Chief Financial Officer

(Principal Financial Officer)