Form 10-Q
period 2026-06-30
SES AI Corp
filed 2026-08-11
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, there were 327,406,149 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that SES AI Corporation (the “Company,” “SES,” “we,” or “us”) believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot provide assurance that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below:

●	We expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projections are based on internal assumptions that may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	We may not be able to successfully integrate UZ Energy’s operations into our business.
●	The market for Urban Air Mobility (“UAM”), and for use of Li-Metal technology in UAM applications, is still emerging and may not achieve the growth potential we expect.
●	We may face challenges in developing National Defense Authorization Act (“NDAA”)-compliant manufacturing capacity for drone cells, and even if we develop the manufacturing capacity, demand for NDAA-compliant drone cells may not develop.
●	If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.
●	We may not be able to engage target original equipment manufacturers (“OEMs”) customers successfully and to convert such contacts into meaningful orders in the future.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our batteries at scale depends on our ability to build, operate and staff our facilities successfully, as well as to obtain sufficient contract manufacturing capacity.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”), services contracts, and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.
●	The battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.
●	We may not be able to estimate accurately the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	We may not be able to develop and commercialize newly discovered materials.
●	The use of artificial intelligence (“AI”) in our products and services may result in reputational harm and competitive harm.
●	Our use of artificial intelligence and machine learning may result in legal and regulatory risks.
●	The market for our AI-based services such as Molecular Universe is still emerging and our AI programs may not achieve the growth potential we expect.
●	The economic benefit of our Energy Storage Systems (“ESS”) products to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
●	Our ESS products performance may not meet customers’ expectations or needs.
●	We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks (including ongoing geopolitical conflicts in the Middle East, including transit disruptions in the Strait of Hormuz, and countries in Asia-Pacific) associated with doing business outside of the U.S.
●	The price of our Class A common stock has been and may continue to be volatile.
●	Our public warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	Our failure to satisfy certain New York Stock Exchange (“NYSE”) listing requirements may result in our Class A common stock or public warrants being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock or public warrants.
●	We had a history of material weaknesses in our internal control over financial reporting, and a failure to identify new ones could have an adverse impact on the value of our Class A common stock.
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026, as amended on April 30, 2026 (the “2025 Annual Report on Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$64,136	$29,541
Short-term investments	98,862	170,091
Accounts receivable	7,749	4,783
Inventories	8,435	5,154
Prepaid expenses and other assets	6,808	6,707
Total current assets	185,990	216,276
Property and equipment, net	24,225	28,866
Goodwill	13,272	13,272
Intangible assets, net	2,689	2,809
Right-of-use assets, net	6,356	7,638
Deferred tax assets	1,522	1,521
Other assets, non-current	2,159	2,264
Total assets	$236,213	$272,646
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,617	$5,694
Operating lease liabilities	1,629	2,298
Deferred consideration, current	7,966	1,093
Accrued expenses and other liabilities	13,316	15,071
Total current liabilities	28,528	24,156
Sponsor Earn-Out liabilities	3,571	7,795
Operating lease liabilities, non-current	5,074	5,813
Unearned government grant	8,567	9,042
Deferred consideration, non-current	—	7,677
Other liabilities, non-current	3,412	3,408
Total liabilities	49,152	57,891
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 327,266,996 and 321,551,078 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	37	37
Additional paid-in capital	590,203	588,355
Accumulated deficit	(401,914)	(371,911)
Accumulated other comprehensive loss	(1,267)	(1,726)
Total stockholders' equity attributable to SES	187,059	214,755
Non-controlling interests	2	—
Total equity	187,061	214,755
Total liabilities and stockholders' equity	$236,213	$272,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue from contracts with customers:
Revenue	$5,072	$3,527	$11,783	$9,320
Cost of revenues	3,925	927	9,421	2,163
Gross profit	1,147	2,600	2,362	7,157
Operating expenses:
Research and development	11,362	19,087	22,393	39,597
General and administrative	8,981	6,520	17,034	13,840
Total operating expenses	20,343	25,607	39,427	53,437
Loss from operations	(19,196)	(23,007)	(37,065)	(46,280)
Other income:
Gain (Loss) on change in fair value of Sponsor Earn-Out liabilities	16	(1,443)	4,224	6,436
Interest income	1,470	2,367	3,166	5,037
Miscellaneous (expense) income, net	(63)	100	218	396
Total other income, net	1,423	1,024	7,608	11,869
Loss before income taxes	(17,773)	(21,983)	(29,457)	(34,411)
Provision for income taxes	(132)	(668)	(546)	(672)
Net loss	(17,905)	(22,651)	(30,003)	(35,083)
Less: Net income attributable to non-controlling interests	2	—	2	—
Net loss attributable to SES	(17,903)	(22,651)	(30,001)	(35,083)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	27	(283)	739	(236)
Unrealized gain (loss) on short-term investments	(55)	(55)	(280)	(75)
Total other comprehensive (loss) income, net of tax	(28)	(338)	459	(311)
Total comprehensive loss	$(17,931)	$(22,989)	$(29,542)	$(35,394)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.11)

Weighted-average shares outstanding:
Basic and diluted	336,324,962	331,731,923	334,592,319	330,539,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2026

	Class A and Class B				Accumulated		Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Non-Controlling	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	(Loss) Income	Interest	Equity
Balance – December 31, 2025	365,432,329	$37	$588,355	$(371,911)	$(1,726)	$—	$214,755
Issuance of common stock upon exercise of stock options	598,829	—	40	—	—	—	40
Restricted stock units vested	3,741,303	—	—	—	—	—	—
Retirement of common shares	(1,181,733)	—	(2,054)	—	—	—	(2,054)
Stock-based compensation	—	—	2,116	—	—	—	2,116
Net loss	—	—	—	(12,098)	—	—	(12,098)
Unrealized loss on short-term investments	—	—	—	—	(225)	—	(225)
Foreign currency translation adjustments	—	—	—	—	712	—	712
Balance — March 31, 2026	368,590,728	$37	$588,457	$(384,009)	$(1,239)	$—	$203,246
Issuance of common stock upon exercise of stock options	852,569	—	136	—	—	—	136
Restricted stock units vested	2,314,705	—	—	—	—	—	—
Retirement of common shares	(113,877)	—	(376)	—	—	—	(376)
Forfeitures of Earn-Out Restricted Shares	(495,878)	—	—	—	—	—	—
Stock-based compensation	—	—	1,986	—	—	—	1,986
Net (loss) income	—	—	—	(17,905)	—	2	(17,903)
Unrealized loss on short-term investments	—	—	—	—	(55)	—	(55)
Foreign currency translation adjustments	—	—	—	—	27	—	27
Balance — June 30, 2026	371,148,247	$37	$590,203	$(401,914)	$(1,267)	$2	$187,061

Six Months Ended June 30, 2025

	Class A and Class B				Accumulated			Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Total SES	Non-Controlling	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	(Loss) Income	Equity	Interest	Equity
Balance — December 31, 2024	361,557,285	$36	$579,378	$(298,871)	$(2,233)	$278,310	$—	$278,310
Issuance of common stock upon exercise of stock options	50,000	—	8	—	—	8	—	8
Restricted stock units vested	3,284,079	—	—	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(2,797)	—	—	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(37,735)	—	(31)	—	—	(31)	—	(31)
Stock-based compensation	—	—	3,973	—	—	3,973	—	3,973
Net loss	—	—	—	(12,432)	—	(12,432)	—	(12,432)
Unrealized loss on short-term investments	—	—	—	—	(20)	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	—	47	47	—	47
Balance — March 31, 2025	364,850,832	$36	$583,328	$(311,303)	$(2,206)	$269,855	$—	$269,855
Issuance of common stock upon exercise of stock options	74,311	1	5	—	—	6	—	6
Restricted stock units vested	1,184,478	—	—	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(11,869)	—	—	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(47,825)	—	(327)	—	—	(327)	—	(327)
Stock issuance costs	—	—	(13)	—	—	(13)	—	(13)
Stock-based compensation	—	—	2,695	—	—	2,695	—	2,695
Net loss	—	—	—	(22,651)	—	(22,651)	—	(22,651)
Unrealized loss on short-term investments	—	—	—	—	(55)	(55)	—	(55)
Foreign currency translation adjustments	—	—	—	—	(283)	(283)	—	(283)
Balance — June 30, 2025	366,049,927	$37	$585,688	$(333,954)	$(2,544)	$249,227	$—	$249,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities
Net loss	$(30,003)	$(35,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(4,224)	(6,436)
Stock-based compensation	4,102	6,686
Depreciation and amortization	5,365	5,043
Gain from change in fair value of deferred consideration	(1,044)	—
Accretion income from available-for-sale short-term investments	(839)	(1,734)
Other	676	103
Changes in operating assets and liabilities:
Accounts receivable	(2,864)	(2,059)
Inventories	(3,103)	103
Prepaid expenses and other assets	54	2,338
Right-of-use assets	1,273	1,272
Accounts payable	149	(25)
Lease liabilities	(1,394)	(1,350)
Accrued expenses and other liabilities	(1,775)	(2,512)
Net cash used in operating activities	(33,627)	(33,654)
Cash Flows From Investing Activities
Purchases of property and equipment	(986)	(1,720)
Purchase of short-term investments	(31,990)	(162,267)
Proceeds from the maturities of short-term investments	103,581	80,800
Net cash provided by (used in) investing activities	70,605	(83,187)
Cash Flows From Financing Activities
Payments for taxes withheld on vesting of restricted stock	(2,429)	(358)
Proceeds from stock option exercises	176	13
Net cash used in financing activities	(2,253)	(345)
Effect of exchange rates on cash	(175)	199
Net increase (decrease) in cash, cash equivalents and restricted cash	34,550	(116,987)
Cash, cash equivalents and restricted cash at beginning of period	30,213	129,395
Cash, cash equivalents and restricted cash at end of period	$64,763	$12,408

Supplemental Cash and Non-Cash Information:
Accounts payable and accrued expenses related to purchases of property and equipment	$327	$1,005

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

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited interim condensed consolidated financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 included in the 2025 Annual Report on Form 10-K.

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

Significant estimates and assumptions include those related to the valuation of (i) certain equity awards including, the Sponsor Earn-Out Shares (as defined below), and performance stock units, (ii) revenue from customers, (iii) deferred tax assets and uncertain income tax positions, (iv) the measurement of operating lease liabilities, (v) the evaluation of the recoverability of long-lived assets and intangible assets, including goodwill, (vi) fair value measurement of acquired intangible assets and deferred consideration, and (vii) warranty reserve. On an ongoing basis, the Company evaluates these judgments and estimates for reasonableness.

Accounts Receivable

As of December 31, 2024, our accounts receivable was $1.0 million.

Inventories

Inventory is stated at the lower of average cost or net realizable value on a first-in, first-out basis. Inventory costs include purchase of materials, freight, storage, hauling, and certification costs. The cost-basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. As of June 30, 2026 and December 31, 2025, the Company did not have excess or obsolete inventory reserves.

Inventories consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Inventories:
Raw materials	$6,123	$3,327
Work-in-process	648	27
Finished goods	1,507	1,110
In-transit	157	690
Total inventories	$8,435	$5,154

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2026
Current Assets
Cash equivalents in money market funds (Note 5)	$28,066	$—	$—	$28,066
U.S. treasury securities (Note 6)	98,198	—	—	98,198
Equity securities(1) (Note 6)	664	—	—	664
Total current assets at fair value	$126,928	$—	$—	$126,928

Current Liabilities
Deferred consideration, current(2)	—	—	7,966	7,966
Total current liabilities at fair value	$—	$—	$7,966	$7,966

Long-term Liabilities
Sponsor Earn-Out liabilities	—	$—	3,571	3,571
Total long-term liabilities at fair value	$—	$—	$3,571	$3,571

December 31, 2025
Current Assets
Cash equivalents in money market funds (Note 5)	$15,554	$—	$—	$15,554
U.S. treasury securities (Note 6)	169,229	—	—	169,229
Equity securities(1) (Note 6)	862	—	—	862
Total current assets at fair value	$185,645	$—	$—	$185,645

Current Liabilities
Deferred consideration, current(2)	—	—	1,093	1,093
Total current liabilities at fair value	$—	$—	$1,093	$1,093

Long-term Liabilities
Sponsor Earn-Out liabilities	—	—	7,795	7,795
Deferred consideration, non-current(2)	—	—	7,677	7,677
Total long-term liabilities at fair value	$—	$—	$15,472	$15,472

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

(2) Fair value was determined using the Black Scholes option pricing formula capped call and capped put methodology using risk adjusted discount rate for the revenue and adjusted revenue forecasts.

There were no transfers in or out of Level 3 measurements during the three and six months ended June 30, 2026 and 2025.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. The new standard is effective for annual periods beginning after December 15, 2028, and interim periods within those annual reporting periods with early adoption permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.

The Company has reviewed all accounting pronouncements issued during the three months ended June 30, 2026 and concluded that they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The aggregate consideration for the acquisition of UZ Energy was approximately RMB 183.5 million ($25.8 million), consisting of the purchase consideration of approximately RMB 93.5 million ($13.1 million) and a capital contribution of RMB 90.0 million ($12.6 million) made by the Company in exchange for newly issued shares of UZ Energy. Purchase consideration consisted of cash payments of approximately RMB 23.5 million ($3.3 million), which was paid during the fourth quarter of 2025, and deferred consideration of approximately RMB 70.0 million ($8.0 million) tied to performance targets, assuming such targets are met but not exceeded. At the Closing, total purchase consideration was valued at RMB 83.3 million ($12.0 million), reflecting the acquisition date fair value of the deferred cash payments. The capital contribution was excluded from purchase consideration as the proceeds will remain with UZ Energy and will be used for working capital requirements.

The deferred consideration is contingent on UZ Energy meeting specified thresholds relating to revenue and cash balances for fiscal years 2025 and 2026. As of the Closing, the fair value of the deferred consideration was estimated using a Black-Scholes option-pricing model. As of June 30, 2026, the possible outcomes for the range of deferred cash payments, on an undiscounted basis, are from $1.5 million to $12.2 million. The analysis considered, among other items, contractual terms of the Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and cash balance thresholds required for payment of the deferred consideration will be achieved. The Company recorded the acquisition date fair value of the short-term portion of the deferred payment liability within deferred consideration, current.

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

Cash and cash equivalents	$795
Accounts receivable	1,139
Inventory	3,807
Prepaid expenses and other current assets	3,465
Property, plant and equipment	1,023
Intangible assets	1,753
Goodwill	13,272
Other assets	195
Accounts payable	(2,644)
Accrued expenses and other current liabilities	(1,828)
Deferred revenue	(6,862)
Operating lease liability	(174)
Note payable, current	(1,966)
Total	$11,975

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

The following table presents a reconciliation of the deferred consideration liability:

(in thousands)
Balance as of December 31, 2025	$8,770
Additions during the year	—
Payments during the year	—
Change in fair value	(1,048)
Foreign exchange impact	244
Balance as of June 30, 2026	$7,966

The deferred consideration liability, which was measured at fair value on the Closing, and was remeasured to fair value for actual 2025 results and expected 2026 results. The change in fair value was recorded within miscellaneous expense, net of the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The following table sets forth the components of the identifiable intangible assets acquired and their estimated fair values and useful lives as of the date of the acquisition:

(in thousands)	Fair Value	Weighted Average Useful Lives
Patents	$1,685	15 years
Trademarks	68	15 years
Total acquired intangible assets	$1,753

The amount of revenue and pre-tax loss the Company recognized from the acquired company during the period ended June 30, 2026, which is included in the consolidated statements of operations and comprehensive loss, was approximately $9.5 million and $1.3 million, respectively.

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

Note 4.  Revenue

We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and energy storage system products as well as from providing research and development services, as this depicts how the nature, amount, timing, and cash flows are affected by economic factors. The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue from customers:
Product revenue	$5,065	$—	$11,510	$9
Service revenue	7	3,527	273	9,311
Total	$5,072	$3,527	$11,783	$9,320

During the three months ended June 30, 2026, the Company recognized a constraint on variable consideration of $0.8 million for deferred income expected to be earned over the next three years. The constraint was recognized because the multi-year contract has not been executed and SES only has the right to bill for first year consideration. We expect this fully constrained balance to reverse in future periods upon the execution of the contract.

Contract Assets

The Company records accounts receivable when the right to consideration is unconditional, subject only to the passage of time. Contract assets primarily relate to product shipments. The Company does not have the right to bill and collect revenue for certain performance obligations until the milestone is complete. Estimated revenue related to certain product shipments cannot be billed or collected until customer acceptance of the product is completed. Contract assets are included in prepaid and other current assets in the Company's consolidated balance sheets. The following table reflects the change in contract assets for the three and six months ending June 30, 2026 and 2025, respectively:

(in thousands)	2026	2025
Balance at December 31,	$1,125	$—
Additions	6,872	—
Billings to customer	(6,436)	—
Balance at March 31,	$1,561	$—
Additions	3,066	—
Billings to customer	(2,975)	—
Balance at June 30,	$1,652	$—

Contract Liabilities

Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table reflects the change in contract liabilities for the three and six months ending June 30, 2026 and 2025, respectively:

(in thousands)	2026	2025
Balance at December 31,	$2,669	$—
Additions	2,082	—
Revenue recognized	(2,597)	—
Foreign exchange adjustments	180	—
Balance at March 31,	$2,334	$—
Additions	1,454	—
Revenue recognized	(1,444)	—
Foreign exchange adjustments	(162)	—
Balance at June 30,	$2,182	$—

Warranty Liability

Warranty expense is recorded in cost of revenues and the related liabilities are record in accrued expenses and other current liabilities and other liabilities based on expected warranty term. The following table reflects the change in warranty liability for the three and six months ending June 30, 2026:

(in thousands)	2026	2025
Balance at December 31,	$387	$—
Additions	105	—
Warranty claims	(14)	—
Foreign exchange adjustments	5	—
Balance at March 31,	$483	$—
Additions	47	—
Warranty claims	(12)	—
Foreign exchange adjustments	9	—
Balance at June 30,	$527	$—

Note 5.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Cash	$36,070	$13,987
Money market funds	28,066	15,554
Total cash and cash equivalents	64,136	29,541
Restricted cash included in other assets	627	672
Total shown in the unaudited condensed consolidated statements of cash flows	$64,763	$30,213

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 6.  Short-Term Investments

Marketable Securities

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of June 30, 2026 and December 31, 2025, which have maturity dates that range from 2 month to 7 months and 1 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three and six months ended June 30, 2026 and 2025.

June 30, 2026		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$98,294	$—	$(96)	$98,198
Total	$98,294	$—	$(96)	$98,198

December 31, 2025		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$169,046	$183	$—	$169,229
Total	$169,046	$183	$—	$169,229

The Company has an available-for-sale equity security investment with an initial cost of $0.5 million. As of June 30, 2026 and December 31, 2025, the investment had a fair value of $0.7 million and $0.9 million, respectively. The Company recorded an unrealized loss of $0.2 million and an unrealized gain of $0.3 million for the six months ended June 30, 2026 and 2025, respectively, and no change and a $0.1 million unrealized gain in fair value for the three months ended June 30, 2026, and 2025, respectively. This change in fair value is recorded within miscellaneous (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.

Note 7.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Employee compensation and related costs	$3,721	$4,347
Vendor project charges	3,000	3,000
Contract liabilities	2,182	2,669
Professional and consulting services	1,149	891
Short-term notes payables	442	830
Income taxes payable	967	490
Software services	—	769
Other	1,855	2,075
Total	$13,316	$15,071

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

As of June 30, 2026 and December 31, 2025, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. These principal balances are equivalent to $7.7 million and $8.1 million, after translation, as of June 30, 2026 and December 31, 2025, respectively, which after including interest, is disclosed as unearned government grant in the condensed consolidated balance sheets.

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

	June 30, 2026	December 31, 2025
Expected term (in years)	5.7	5.7
Risk free rate	4.18%	3.77%
Expected volatility	100.0%	100.0%
Expected dividends	0%	0%
Stock price	$0.96	$1.80

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and warrants and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 92.9% - 99.9% and 96.2% - 101.2% as of June 30, 2026 and December 31, 2025, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance at December 31, 2025	$7,795
Change in fair value	(4,224)
Balance at June 30, 2026	$3,571

Balance at December 31, 2024	$9,472
Change in fair value	(6,436)
Balance at June 30, 2025	$3,036

Note 10.  Commitments and Contingencies

Commitments

In December 2021, the Company amended the lease agreement for an office space in Woburn, Massachusetts. The amendment includes an obligation for the Company to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term) only if the new tenant does not pay the monthly rental amount and the lessor has provided a notice to collect the relinquishment charges from the Company. As of June 30, 2026, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

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

Securities Class Action Litigation

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

Shareholder Derivative Litigation

On July 6, 2026, a shareholder derivative action was filed in the United States District Court for the District of Massachusetts against certain of the Company’s current and former directors, with the Company as nominal defendant, by alleged shareholders of the Company. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described under “Securities Class Action Litigation.” The Company intends to defend itself vigorously against the claims and to take the necessary steps to endeavor to have them dismissed. Based on information available at the litigation’s current stage, the Company cannot reasonably predict its outcome or any potentially associated losses, which are inherently uncertain.

On August 3, 2026, a second shareholder derivative lawsuit was filed in the United States District Court for the District of Massachusetts against certain of the current and former members of the Board of Directors, with the Company as nominal defendant, by alleged shareholders of the Company.  The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described under "Securities Class Action Litigation".

The Company intends to defend itself vigorously against the claims and to take the necessary steps to endeavor to have them dismissed. Based on information available at the litigation’s current stage, the Company cannot reasonably predict its outcome or any potentially associated losses, which are inherently uncertain

Indemnifications

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

Note 11.  Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2026 was (0.6)% and (1.5)%, respectively, compared with (3.4)% and (2.1)% for the three and six months ended June 30, 2025. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% principally results from income taxes on earnings from its foreign tax jurisdictions offset by losses generated in the U.S. where no benefit was recorded because the Company had fully reserved its deferred tax assets as of June 30, 2026 and December 31, 2025 and the recording of uncertain tax positions and interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders - basic	$(17,905)	$(22,651)	$(30,003)	$(35,083)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	336,324,962	331,731,923	334,592,319	330,539,801

Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.11)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of June 30,
	2026	2025
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	3,980,327	5,922,855
Public warrants	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Private warrants	5,013,333	5,013,333
Unvested RSUs	14,883,700	14,236,250
Unvested PSUs	3,387,297	5,784,050

Earn-out Restricted Shares	246,402	742,399
Unvested RSAs	—	63,749
Total	69,921,984	74,173,561

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

Significant Expenses

The Company concluded it operates as one operating and reportable segment based on the information regularly reviewed by the CODM for decision making, resource allocation, and evaluating financial performance. The information regularly reviewed by the CODM is summarized into the following significant expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Compensation and benefits	$8,254	$7,930	$16,024	$14,299
Stock compensation	1,994	2,797	4,102	6,728
Lab and equipment	757	3,074	1,228	8,883
General and administrative	2,426	4,091	6,049	7,993
Professional services	2,700	6,080	5,900	12,165
Facility	2,680	1,444	4,095	2,991
Marketing and sales	1,532	191	2,029	378
Total	$20,343	$25,607	$39,427	$53,437

Geographic & Concentration Information

For the three and six months ended June 30, 2026, revenue outside of the United States, based on customer billing address, was 90% and 89% of total revenue, respectively. For the three and six months ended June 30, 2026, there was no significant revenue concentration. As of June 30, 2026, there were two customers that accounted for 29% and 12% of accounts receivable, respectively.

Note 14. Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of owning a controlling financial interest. When SES determines that it has a variable interest in a VIE, a qualitative evaluation is performed to assess which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or receive benefits that could be significant to the entity. The evaluation considers the purpose and design of the business, the risks that the business was designed to create and pass along to other entities, the activities of the business that can be directed and which party can direct them, and the expected relative impact of those activities on the economic performance of the business through its life. SES has the power to direct the activities of an entity when it has the ability to make key operating and financing decisions, including, but not limited to, capital investment and the issuance of debt. Based on the evaluation of these criteria, SES has determined it is the primary beneficiary of certain entities and as such is required to account for the VIEs on a consolidated basis.

Hisun VIE

On October 29, 2025, SES entered into an agreement (the “Agreement”) with Hisun New Energy Material Ltd Co. (“Hisun”) to form Molecular Universe Materials Pte. Ltd. (the “MUMPL”), a Singapore private limited company, to supply and sell battery electrolytes globally. The JVC was formed in April 2026 upon SES’s initial $3.0 million cash contribution.

Total initial equity capitalization is expected to be $5.0 million, of which SES is required to contribute $4.5 million, or 90%, and Hisun is required to contribute $0.5 million, or 10%. As of June 30, 2026, SES had funded $3.0 million with the remaining $1.5 million required to be funded by Q3 2026. No non-cash assets or intellectual property were contributed as equity capital. Intellectual property and services provided by SES and Hisun are made available to the MUMPL under separate commercial agreements.

The JVC is a variable interest entity because its equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support, as SES is contractually obligated to fund all working capital reasonably required for its operations. SES concluded it is the primary beneficiary because it has the contractual right to appoint a majority of the MUMPL's board of directors and its senior management and therefore directs the activities that most significantly impact the MUMPL's economic performance. Hisun's board and consent rights are protective and are not substantive participating rights. Accordingly, SES consolidates the MUMPL from the date of formation, and Hisun's 10% interest is presented as a noncontrolling interest within permanent equity.

SES holds a unilateral option, exercisable beginning on the third anniversary of the Agreement, to purchase Hisun's shares at fair market value. The option is not accounted for as a derivative because the underlying shares are not readily convertible to cash.

As of June 30, 2026, the JVC's assets consisted of $1.7 million of cash and cash equivalents, $1.4 million of accounts receivable, $0.3 million in prepaids, and liabilities of $0.4 million in accounts payable and other current liabilities, each included in the corresponding captions of the condensed consolidated balance sheet. Other than the initial contributions and working capital funding obligation described above, SES has not provided, and is not contractually required to provide, financial support to the JVC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the year ended December 31, 2025 and the related notes contained in the 2025 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2025 Annual Report on 10-K. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

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

Key Trends, Opportunities and Uncertainties

Historical Performance

We are an early-stage growth company. We incurred net losses of $17.9 million and $22.7 million for the three months ended June 30, 2026 and 2025, respectively, and $30.0 million and $35.1 million for the six months ended June 30, 2026 and 2025, respectively, and had an accumulated deficit of $401.9 million and $334.0 million from our inception through June 30, 2026 and 2025, respectively. We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for several years. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient to achieve profitability will depend largely on the successful development of our products and services. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in “Part I, Item 1A. Risk Factors.”

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

Shift to Manufacturing with Hisun

Our strategic shift away from in-house manufacturing of certain battery materials, and the announcement of a fully consolidated variable interest entity with Hisun to produce novel materials at commercial scale, is expected to reduce capital intensity and accelerate time-to-market for new products. We anticipate that this approach will allow us to scale more efficiently and address a broader customer base, which could positively impact future revenues. However, the transition introduces new uncertainties, including the risk of production delays, quality control challenges, and dependence on third-party manufacturing partners. These factors could result in variability in cost of goods sold, potential supply chain disruptions, and fluctuations in cash flows.  See “Note 14 – Variable Interest Entities” of our accompanying consolidated financial statements for further discussion.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$	%
(in thousands)	2026	2025	Change	Change
Revenue from customers	$5,072	$3,527	$1,545	43.8%
Cost of revenue	3,925	927	2,998	323.4%
Gross profit	1,147	2,600	(1,453)	(55.9)%
Operating Expenses
Research and development	11,362	19,087	(7,725)	(40.5)%
General and administrative	8,981	6,520	2,461	37.7%
Total operating expenses	20,343	25,607	(5,264)	(20.6)%
Loss from operations	$(19,196)	$(23,007)	$3,811	(16.6)%

	Six Months Ended June 30,		$	%
(in thousands)	2026	2025	Change	Change
Revenue from customers	$11,783	$9,320	$2,463	26.4%

Cost of revenue	9,421	2,163	7,258	335.6%
Gross profit	2,362	7,157	(4,795)	(67.0)%
Operating Expenses
Research and development	22,393	39,597	(17,204)	(43.4)%
General and administrative	17,034	13,840	3,194	23.1%
Total operating expenses	39,427	53,437	(14,010)	(26.2)%
Loss from operations	$(37,065)	$(46,280)	$9,215	(19.9)%

Factors Affecting Operating Results

Revenue from Customers

For the three and six months ended June 30, 2026 and 2025, we generate revenue from two primary sources:

●	Product revenue generally consists of sales of residential and commercial ESS systems, Li-ion and Li-metal based battery cells for drones, and battery materials such as electrolytes sold to automotive OEMs and other manufacturers.
●	Service revenue generally consists of services for the discovery, design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications.

Revenue from customers for the three and six months ended June 30, 2026 was $5.1 million and $11.8 million, respectively. Revenue increased by $1.5 million and $2.5 million, respectively, compared to the three and six months ended June 30, 2025, which had revenue of $3.5 million and $9.3 million, respectively. The increased revenue was primarily driven by increased product revenue for ESS system sales from UZ Energy, which was acquired in third quarter of 2025. The increase in product revenue was offset by a decrease in service revenue from OEMs after completion of the contract service periods in the fourth quarter of 2025.

Services revenue decreased $3.5 million and $9.0 million for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Product revenue increased $5.1 million and $11.5 million for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Refer to “Note 4 – Revenue” to the condensed consolidated financial statements for additional information.

Cost of Revenue

Cost of revenue includes materials, labor, depreciation and amortization expense, inventory, freight costs, warranty, and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation.

Costs of revenue for the three and six months ended June 30, 2026 were $3.9 million and $9.4 million, respectively. Cost of revenue increased by $3.0 million and $7.3 million, or 323% and 336%, respectively, compared to the three and six months ended June 30, 2025, which had costs of revenue of $0.9 million and $2.2 million, respectively. The increased costs of revenue was primarily driven by increased product revenue for ESS system sales from UZ Energy, which was acquired in third quarter of 2025, while service revenue from OEMs decreased due to the end of the service period in the fourth quarter of 2025

Gross Profit Margin

Gross profit margin has been and will continue to fluctuate over time affected by a variety of factors, including the average sales price of our product and service offerings and changes in our mix of revenue between ESS systems, drone batteries, battery materials and service offerings to automotive OEMs and other manufacturers.

Gross margin for the three and six months ended June 30, 2026 and 2025 were 22.6% and 20.0% as well as 73.7% and 76.8%, respectively. The decrease was primarily due to the effect of changing revenue mix between product and service offerings.

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

Research and development expenses for the three months ended June 30, 2026 decreased $7.7 million, or 40.5%, to $11.4 million, compared with $19.1 million for the three months ended June 30, 2025. This decrease was primarily driven by a $4.0 million decrease in AI infrastructure costs incurred from renting Graphic Processing Unit (“GPU”) computing resources, a $2.6 million decrease in automotive OEM JDA related lab equipment expenses, and a $1.1 million decrease in personnel costs and stock-based compensation mainly attributable to headcount reductions resulting from the company’s focus on commercial activities.

Research and development expenses for the six months ended June 30, 2026 decreased $17.2 million, or 43.4%, to $22.4 million compared with $39.6 million for the six months ended June 30, 2025. This decrease was primarily driven by a $8.1 million decrease in automotive OEM JDA related lab equipment expenses, a $7.7 million decrease in AI infrastructure costs incurred from renting GPU computing resources, a $1.2 million decrease in personnel costs and stock compensation, and a $0.3 million decrease in lab supplies.

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

General and administrative expenses for the three months ended June 30, 2026 increased $2.5 million, or 37.7%, to $9.0 million, compared with $6.5 million for the three months ended June 30, 2025. This increase was primarily driven by an increase of $0.9 million in bad debt expense, a $0.8 million increase for personnel costs and stock-based compensation due to increased headcount, a $0.6 million increase in professional services including marketing and public relations consulting, and a $0.2 million increase in rent, utility, and depreciation expenses.

General and administrative expenses for the six months ended June 30, 2026 increased $3.2 million, or 23.1%, to $17.0 million, compared with $13.8 million for the six months ended June 30, 2025. This increase was primarily driven by a $1.0 million increase in professional services including recruiting, marketing, and business development, a $0.9 million increase in bad debt expense, a $0.9 million increase personnel costs and stock-based compensation due to headcount increases, and a $0.4 million increase in rent, utility, depreciation, and other expenses.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three and six months ended June 30, 2026, we had interest income of $1.5 million and $3.2 million, respectively, compared with $2.4 million and $5.0 million for the three and six months ended June 30, 2025, respectively. The $0.9 million decrease from the three months ended June 30, 2025 to the three months ended June 30, 2026 was due to more cash held in money market accounts during the prior period generating income. The $1.9 million decrease from the six months ended June 30,2025 to the six months ended June 30, 2026 was due to lower investment balances primarily arising from cash used in operations.

Change in Fair Value of Earn-Out Liabilities

During the three and six months ended June 30, 2026, we incurred a gain of less than $0.1 million and a gain of $4.2 million, respectively, associated with the change in fair value of the Sponsor Earn-Out liabilities compared with a loss of $1.4 million and a gain of $6.4 million, respectively, for the three and six months ended June 30, 2025. With the fair value of the Sponsor Earn-Out liabilities tied to the Company’s stock price, continued volatility in the stock price or changes in the expected term could result in further gains or losses resulting from the change in fair value. Refer to “Note 9 – Sponsor Earn-Out Liabilities” to the condensed consolidated financial statements for additional information.

Miscellaneous Income (Expense), Net

During the three months ended June 30, 2026, we had miscellaneous expense of $0.1 million, compared with miscellaneous income of $0.1 million for the three months ended June 30, 2025. This $0.2 million increase in miscellaneous expense was primarily due to an increase in the loss on foreign currency translation.

During the six months ended June 30, 2026, we had miscellaneous income of $0.2 million, compared with miscellaneous income of $0.4 million for the six months ended June 30, 2025. This $0.2 million decrease in miscellaneous income was the result of an increase in the loss on foreign currency translations, an increase in loss on fair value of equity investments, and an increase in other expenses, partially offset by a gain on change in fair value of deferred consideration.

Provision for Income Taxes

During the three months ended June 30, 2026, we had a provision for income taxes of $0.1 million compared to a provision for income taxes of $0.7 million for the three months ended June 30, 2025. This $0.6 million decrease in provision for income taxes is primarily due to local taxes in the foreign jurisdictions in which the Company operates.

During the six months ended June 30, 2026, we had a provision for income taxes of $0.5 million compared to a $0.7 million provision for income taxes for the six months ended June 30, 2025. This $0.2 million decrease in provision for income taxes was primarily due to local taxes in the foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources

As of June 30, 2026, we had total cash and cash equivalents of $64.1 million and investments in marketable debt and equity securities of $98.9 million. As an early-stage growth company, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a few more years. Our ability to successfully develop our products and services, scale up our commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations. We believe that our cash on hand and marketable securities will be sufficient to meet our principal working capital and capital expenditure requirements and ongoing research and development costs, operational and commercial activities, including expenditures for deferred cash payments of an estimated approximately RMB 55.5 million ($8.0 million) related to the acquisition of UZ Energy as well as activities related to the ESS business, our plans for NDAA-compliant manufacturing capacity to develop drone cells and development and commercialization of Molecular Universe material discoveries, for a period of at least 12 months from the date of this Quarterly Report. However, additional funding may be required during or after this period to finance certain needs beyond our principal working capital and capital expenditure requirements and ongoing costs, including additional opportunities to purchase data and equipment, develop and train our AI models, and/or develop commercial operations in the United States and abroad, acquisitions or other strategic transactions, and unexpected delays in the development of our battery cells. See “Note 3 – Acquisition” of our accompanying consolidated financial statements for further discussion of the estimated deferred cash payments related to the acquisition of UZ Energy.

If we need additional funding beyond these existing short- to medium-term sources of liquidity, or if we are not able to fund our operations from cash flows generated from anticipated product sales and service offerings, we expect that we will need to raise additional funds. This may be through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities, and obtaining credit from financial institutions. We currently maintain an at-the-market equity offering program with certain investment banks (the “Agents”), pursuant to which we may offer and sell into the open market from time to time, at our option, shares of our Class A common stock with an aggregate offering price of up to $150.0 million. Subject to the terms and conditions of our agreement with them, the Agents will use their commercially reasonable efforts to sell shares of our Class A common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. We have also provided the banks with customary indemnification and contribution rights. We are not obligated to sell any Class A common stock and may at any time suspend solicitation and offers thereunder. We sold no shares under the at-the-market equity offering program during the three months ended June 30, 2026, and to date have sold no shares under the program.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

Six Months Ended June 30,

(in thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$(33,627)	$(33,654)
Investing activities	70,605	(83,187)
Financing activities	(2,253)	(345)
Effect of exchange rate changes on cash	(175)	199
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,550	$(116,987)

Operating Activities

Our cash flows used in operating activities to date have primarily comprised research and development and general and administrative activities as discussed above.

Net cash used in operating activities of $33.6 million for the six months ended June 30, 2026 was primarily attributable to net loss of $30.0 million, as adjusted for stock-based compensation expense of $4.1 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $4.2 million, depreciation and amortization of $5.4 million, a loss on change in fair value of contingent consideration of $1.0 million, accretion income from marketable securities of $0.8 million, and $0.7 million of other items. These non-cash operating items were combined with a $7.7 million working capital outflow. The working capital outflow was primarily driven by a $3.1 million increase in inventories, a $2.9 million increase in receivables from customers, and a $1.7 million decrease in accrued expenses and other current liabilities. The increase in inventories was primarily due to purchases for ESS commercial operations. The decrease in accrued expenses and other liabilities was primarily due to decreases in accruals for compensation and contract liabilities. The changes in account receivables were driven by timing of receipts.

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

Investing Activities

Net cash provided by investing activities was $70.6 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $83.2 million for the six months ended June 30, 2025. This increase in cash provided was primarily attributable to a $153.8 million increase in cash provided by the maturities of short-term investments, net of purchases in the current year period compared to the prior year period and $0.7 million of lower capital expenditures.

Financing Activities

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2026 compared to net cash used in financing activities of $0.3 million for the six months ended June 30, 2025. This increase was due to a $2.0 million increase in payments for taxes withheld to cover vested restricted stock.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2026 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended June 30, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective. We completed the acquisition of UZ Energy on September 15, 2025, and we are currently integrating UZ Energy into our internal control system. Consistent with guidance issued by the SEC, our assessment as of June 30, 2026 of the effectiveness of the Company’s disclosure controls and procedures described above and internal control over financial reporting described below excludes UZ Energy, which represented approximately 7% of total assets and 81% of total revenue of the condensed consolidated financial statement amounts of the Company as of and for the six months ended June 30, 2026

Management, with the participation of the principal executive officer and principal financial officer, believes the unaudited interim condensed consolidated financial information included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Part I, Item 1A” of our 2025 Annual Report on Form 10-K, and the other reports that we have filed with the SEC. Any of the risks discussed in such reports, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations, financial condition or prospects. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed, except for the following:

Risks Relating to Our Common Stock and Warrants

Our failure to satisfy certain NYSE listing requirements may result in our Class A common stock or our public warrants being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock or our public warrants.

In July 2026, we received notice from the NYSE indicating that we did not satisfy the continued listing standard relating to the trading price of our common stock (the “Minimum Share Price Requirement”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the Minimum Share Price Requirement, we have a period of six months following receipt of the notice to regain compliance with the requirement, with the possibility of an extension at the discretion of the NYSE. We can regain compliance with the requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00, and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period. The notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our Class A common stock on the NYSE, which continues to trade under the symbol “SES.” However, as of the date of this Quarterly Report, we have not regained compliance with the Minimum Share Price Requirement, and we may not regain it before the end of the cure period. If we later determined to conduct a reverse stock split to regain compliance (following the receipt of shareholder approval and our Board’s decision that the split was in the best interests of the Company and its shareholders), the liquidity of our Class A common stock could be harmed, given the reduced number of shares that would be outstanding afterward, particularly if the share price remained low.

Furthermore, the NYSE monitors public warrants that are trading at an “abnormally low” trading price, or below $0.01 (the “Minimum Warrant Price Requirement”). As of August 7, 2026, the closing price for our public warrants was $0.01. If we fail to meet the Minimum Warrant Price Requirement, the NYSE may immediately take action to suspend and/or delist the warrants from trading on the NYSE, subject to an appeal that we may request.

We continue to actively monitor the trading prices of our Class A common stock and public warrants, and assess available options to regain compliance with Minimum Share Price Requirement. The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our Class A common stock and public warrants. Additionally, if the NYSE ultimately delists any of our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, which could severely diminish or eliminate the value of an investment in our Class A common stock or public warrants, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Item 5.02Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 6, 2026, the Company determined that effective August 15, 2026, Kang Xu, our Chief Technology Officer, will receive a reduced base salary of $110,000, as he begins splitting time between the Company and The Ohio State University, where he has been named an Ohio Eminent Scholar and Howard D. Winbigler Chair in Engineering.  Dr. Xu will continue to serve as an executive officer/Section 16 officer of the Company.

(b)	Not applicable.
(c)	During the fiscal quarter ended June 30, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows: on May 18, 2026, each of our Section 16 officers (our Founder, Chairman and Chief Executive Officer Qichao Hu, our Chief Financial Officer Ray Liu, our Chief Legal Officer Kyle Pilkington, and our Chief Technology Officer Kang Xu) adopted “Rule 10b5-1 trading arrangements” to sell shares of our Class A common stock sufficient to cover withholding taxes on the vesting of certain RSUs granted that same day (which vest subject to continued service in three equal installments on each anniversary of the grant date). While the exact number of shares to be sold will depend on the amount of withholding taxes due and thus is unknown, it will be a portion of the total RSUs granted to each officer (for Dr. Hu, 1,504,425, for Mr. Liu, 331,858, for Mr. Pilkington, 353,982, and Dr. Xu, 221,239). Each arrangement expires once all shares are sold to satisfy the applicable officer’s withholding tax obligations.

Item 6. Exhibits

Exhibit No.	Description
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

10.1*	Separation Agreement with Jing Nealis, dated April 20, 2026.

10.2*	Employment Agreement with Ray Liu, dated April 8, 2026.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†    Filed herewith.

*    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 11, 2026

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ray Liu
Name:	Ray Liu
Title:	Chief Financial Officer
(Principal Financial Officer)