Form 10-Q
period 2026-09-30
SES AI Corp
filed 2026-11-12
CIK 1819142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, there were 312,949,891 shares of the registrant’s Class A common stock and 43,881,251 shares of the registrant’s Class B common stock outstanding.

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

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to the risks below:

●	We expect to continue to incur losses for the foreseeable future. While we expect to become profitable eventually, our projections are based on internal assumptions that may prove incorrect, and we may never achieve or maintain profitability.
●	We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
●	We may not be able to successfully integrate UZ Energy’s operations into our business.
●	The market for drone cells may not achieve the growth potential we expect.
●	We may face challenges in developing National Defense Authorization Act (“NDAA”)-compliant manufacturing capacity for drone cells, and even if we develop the manufacturing capacity, demand for NDAA-compliant drone cells may not develop.
●	Changes in U.S. government priorities, federal defense spending and budget timelines and qualification requirements could affect the demand for NDAA-compliant drone cells.
●	If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.
●	We may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
●	Our ability to manufacture our batteries at scale depends on our ability to build, operate and staff our facilities successfully, as well as to obtain sufficient contract manufacturing capacity.
●	We have pursued and may continue to pursue joint development agreements (“JDAs”), services contracts, and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or if we are unable to enter into new strategic alliances.
●	The battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources than we do.
●	We may not be able to estimate accurately the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience delays.
●	Certain components of our batteries pose safety risks that may cause accidents. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
●	We may not be able to develop and commercialize newly discovered materials.
●	The use of artificial intelligence (“AI”) in our products and services may result in reputational harm and competitive harm.
●	Our use of artificial intelligence and machine learning may result in legal and regulatory risks.
●	The market for our AI-based services such as Molecular Universe is still emerging and our AI programs may not achieve the growth potential we expect.
●	The economic benefit of our Energy Storage Systems (“ESS”) products to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
●	Our ESS products performance may not meet customers’ expectations or needs.
●	We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

●	Our patent applications may not result in issued patents or our patent rights may be challenged, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from competing or interfering with the commercialization of our products.
●	We rely heavily on our intellectual property portfolio, including unpatented proprietary technology. If we are unable to protect our intellectual property rights from unauthorized use, our business and competitive position would be harmed.
●	The international nature of our business exposes us to business, regulatory, political, operational, financial and economic risks (including ongoing geopolitical conflicts in the Middle East, including transit disruptions in the Strait of Hormuz, and countries in Asia-Pacific) associated with doing business outside of the U.S.
●	The price of our Class A common stock has been and may continue to be volatile.
●	Our warrants may never be in the money, and they may expire worthless.
●	We are controlled or substantially influenced by Dr. Qichao Hu and certain entities affiliated with Dr. Hu, whose interests may conflict with other stockholders. The concentrated ownership of our dual class common stock could prevent stockholders from influencing significant decisions.
●	Our failure to satisfy certain New York Stock Exchange (“NYSE”) listing requirements may result in our Class A common stock being delisted from the NYSE, which could eliminate or adversely affect the trading market for our Class A common stock.
●	We have had a history of material weaknesses in our internal control over financial reporting, and any identification of new material weaknesses could have an adverse impact on the value of our Class A common stock.
●	The other factors disclosed in this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission (the “SEC”), in particular the risks described in “Part II, Item 1A” of this Quarterly Report and “Part I, Item 1A” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026, as amended on April 30, 2026 (the “2025 Annual Report on Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SES AI Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$70,697	$29,541
Short-term investments	66,592	170,091
Accounts receivable	10,138	4,783
Inventories	8,422	5,154
Prepaid expenses and other current assets	5,710	6,707
Total current assets	161,559	216,276
Property and equipment, net	24,281	28,866
Goodwill	13,272	13,272
Intangible assets, net	2,658	2,809
Right-of-use assets, net	6,594	7,638
Deferred tax assets	1,522	1,521
Other assets, non-current	2,494	2,264
Total assets	$212,380	$272,646
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,350	$5,694
Operating lease liabilities	2,077	2,298
Deferred consideration, current	5,875	1,093
Accrued expenses and other current liabilities	11,622	15,071
Total current liabilities	25,924	24,156
Sponsor Earn-Out liabilities	1,786	7,795
Operating lease liabilities, non-current	4,877	5,813
Unearned government grant	9,882	9,042
Deferred consideration, non-current	—	7,677
Other liabilities, non-current	3,506	3,408
Total liabilities	45,975	57,891
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock: Class A shares, $0.0001 par value, 2,100,000,000 shares authorized; 311,994,539 and 321,551,078 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; Class B shares, $0.0001 par value, 200,000,000 shares authorized; 43,881,251 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	35	37
Additional paid-in capital	583,151	588,355
Accumulated deficit	(415,300)	(371,911)
Accumulated other comprehensive loss	(1,489)	(1,726)
Total stockholders' equity attributable to SES	166,397	214,755
Non-controlling interests	8	—
Total equity	166,405	214,755
Total liabilities and stockholders' equity	$212,380	$272,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue from contracts with customers:
Revenue	$6,640	$7,118	$18,423	$16,438
Cost of revenues	6,313	3,482	15,734	5,645
Gross profit	327	3,636	2,689	10,793
Operating expenses:
Research and development	9,595	15,625	31,988	55,222
General and administrative	9,150	6,660	26,184	20,500
Total operating expenses	18,745	22,285	58,172	75,722
Loss from operations	(18,418)	(18,649)	(55,483)	(64,929)
Other income:
Gain (Loss) on change in fair value of Sponsor Earn-Out liabilities	1,785	(3,913)	6,009	2,523
Interest income	1,291	2,274	4,457	7,311
Gain on change in fair value of deferred consideration	2,191	—	3,239	—
Miscellaneous expense, net	(220)	(740)	(1,050)	(344)
Total other income, net	5,047	(2,379)	12,655	9,490
Loss before income taxes	(13,371)	(21,028)	(42,828)	(55,439)
(Provision for) Benefit from income taxes	(9)	108	(555)	(564)
Net loss	(13,380)	(20,920)	(43,383)	(56,003)
Less: Net income attributable to non-controlling interests	6	—	8	—
Net loss attributable to SES	(13,386)	(20,920)	(43,391)	(56,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(241)	(695)	498	(931)
Unrealized gain (loss) on short-term investments	19	78	(261)	3
Total other comprehensive (loss) income, net of tax	(222)	(617)	237	(928)
Total comprehensive loss	$(13,608)	$(21,537)	$(43,154)	$(56,931)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.17)

Weighted-average shares outstanding:
Basic and diluted	334,546,441	331,335,411	334,688,459	330,807,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2026

	Class A and Class B				Accumulated	Total SES		Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’	Non-Controlling	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	(Loss) Income	Equity	Interest	Equity
Balance – December 31, 2025	365,432,329	$37	$588,355	$(371,911)	$(1,726)	$214,755	$—	$214,755
Issuance of common stock upon exercise of stock options	598,829	—	40	—	—	40	—	40
Restricted stock units vested	3,741,303	—	—	—	—	—	—	—
Retirement of common shares	(1,181,733)	—	(2,054)	—	—	(2,054)	—	(2,054)
Stock-based compensation	—	—	2,116	—	—	2,116	—	2,116
Net loss	—	—	—	(12,098)	—	(12,098)	—	(12,098)
Unrealized loss on short-term investments	—	—	—	—	(225)	(225)	—	(225)
Foreign currency translation adjustments	—	—	—	—	712	712	—	712
Balance — March 31, 2026	368,590,728	$37	$588,457	$(384,009)	$(1,239)	$203,246	$—	$203,246
Issuance of common stock upon exercise of stock options	852,569	—	136	—	—	136	—	136
Restricted stock units vested	2,314,705	—	—	—	—	—	—	—
Retirement of common shares	(113,877)	—	(376)	—	—	(376)	—	(376)
Forfeitures of Earn-Out Restricted Shares	(495,878)	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,986	—	—	1,986	—	1,986
Net (loss) income	—	—	—	(17,905)	—	(17,905)	2	(17,903)
Unrealized loss on short-term investments	—	—	—	—	(55)	(55)	—	(55)
Foreign currency translation adjustments	—	—	—	—	27	27	—	27
Balance — June 30, 2026	371,148,247	$37	$590,203	$(401,914)	$(1,267)	$187,059	$2	$187,061
Issuance of common stock upon exercise of stock options	177,070	—	9	—	—	9	—	9
Restricted stock units vested	744,758	—	—	—	—	—	—	—
Forfeitures of Earn-Out restricted shares	(32,724)	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock	(16,161,561)	(2)	(9,162)	—	—	(9,164)	—	(9,164)
Stock-based compensation	—	—	2,101	—	—	2,101	—	2,101
Net (loss) income	—	—	—	(13,386)	—	(13,386)	6	(13,380)
Unrealized gain on short-term investments	—	—	—	—	18	18	—	18
Foreign currency translation adjustments	—	—	—	—	(240)	(240)	—	(240)
Balance — September 30, 2026	355,875,790	$35	$583,151	$(415,300)	$(1,489)	$166,397	$8	$166,405

Nine Months Ended September 30, 2025

	Class A and Class B				Accumulated	Total SES		Total
	Common Stock		Additional	Accumulated	Other Comprehensive	Stockholders’	Non-Controlling	Stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Paid-in-Capital	Deficit	(Loss) Income	Equity	Interest	Equity
Balance — December 31, 2024	361,557,285	$36	$579,378	$(298,871)	$(2,233)	$278,310	$—	$278,310
Issuance of common stock upon exercise of stock options	50,000	—	8	—	—	8	—	8
Restricted stock units vested	3,284,079	—	—	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(2,797)	—	—	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(37,735)	—	(31)	—	—	(31)	—	(31)
Stock-based compensation	—	—	3,973	—	—	3,973	—	3,973
Net loss	—	—	—	(12,432)	—	(12,432)	—	(12,432)
Unrealized loss on short-term investments	—	—	—	—	(20)	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	—	47	47	—	47
Balance — March 31, 2025	364,850,832	$36	$583,328	$(311,303)	$(2,206)	$269,855	$—	$269,855
Issuance of common stock upon exercise of stock options	74,311	1	5	—	—	6	—	6
Restricted stock units vested	1,184,478	—	—	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(20,794)	—	—	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(47,825)	—	(327)	—	—	(327)	—	(327)
Stock issuance costs	—	—	(13)	—	—	(13)	—	(13)
Stock-based compensation	—	—	2,695	—	—	2,695	—	2,695
Net loss	—	—	—	(22,651)	—	(22,651)	—	(22,651)
Unrealized loss on short-term investments	—	—	—	—	(55)	(55)	—	(55)
Foreign currency translation adjustments	—	—	—	—	(283)	(283)	—	(283)
Balance — June 30, 2025	366,041,002	$37	$585,688	$(333,954)	$(2,544)	$249,227	$—	$249,227
Issuance of common stock upon exercise of stock options	134,944	—	15	—	—	15	—	15
Restricted stock units vested	204,622	—	—	—	—	—	—	—
Forfeitures of Earn-Out Restricted Shares	(119)	—	—	—	—	—	—	—
Forfeitures of Restricted Stock Awards	(31,382)	—	(75)	—	—	(75)	—	(75)
Repurchase and retirement of Class A common stock	(1,340,656)	(1)	(1,606)	—	—	(1,607)	—	(1,607)
Stock-based compensation	—	—	2,178	—	—	2,178	—	2,178
Net loss	—	—	—	(20,920)	—	(20,920)	—	(20,920)
Unrealized gain on short-term investments	—	—	—	—	78	78	—	78
Foreign currency translation adjustments	—	—	—	—	(695)	(695)	—	(695)
Balance — September 30, 2025	365,008,411	$36	$586,200	$(354,874)	$(3,161)	$228,201	$—	$228,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities
Net loss	$(43,383)	$(56,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of Sponsor Earn-Out liabilities	(6,009)	(2,523)
Stock-based compensation	6,203	8,864
Depreciation and amortization	7,699	7,671
Gain from change in fair value of deferred consideration	(3,239)	—
Loss on disposal of fixed assets	—	616
Accretion income from available-for-sale short-term investments	(1,078)	(2,421)
Other	596	425
Changes in operating assets and liabilities:
Accounts receivable	(5,221)	(1,283)
Inventories	(3,004)	368
Prepaid expenses and other assets	1,221	(5,419)
Right-of-use assets	1,103	1,913
Accounts payable	1,066	178
Lease liabilities	(1,214)	(2,356)
Accrued expenses and other liabilities	(3,569)	2,015
Net cash used in operating activities	(48,829)	(47,955)
Cash Flows From Investing Activities
Purchases of property and equipment	(2,483)	(2,146)
Acquisition of business, net of cash acquired	—	795
Proceeds from the sale of short-term investments	—	4,997
Purchase of short-term investments	(31,991)	(194,798)
Proceeds from the maturities of short-term investments	136,081	147,448
Net cash provided by (used in) investing activities	101,607	(43,704)
Cash Flows From Financing Activities
Payments for taxes withheld on vesting of restricted stock	(2,429)	(418)
Payments for share repurchase	(9,164)	(1,605)
Proceeds from stock option exercises	185	13
Net cash used in financing activities	(11,408)	(2,010)
Effect of exchange rates on cash	(169)	177
Net increase (decrease) in cash, cash equivalents and restricted cash	41,201	(93,492)
Cash, cash equivalents and restricted cash at beginning of period (Note 5)	30,213	129,395
Cash, cash equivalents and restricted cash at end of period (Note 5)	$71,414	$35,903

Supplemental Cash and Non-Cash Information:
Accounts payable and accrued expenses related to purchases of property and equipment	$95	$937
Deferred consideration payable for acquisition	$—	$11,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

SES AI Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, unless otherwise stated)

Note 1.  Nature of Business

Organization

SES AI Corporation and its consolidated subsidiaries (together the “Company” or “SES”), develops and manufactures high-performance Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion”) battery cells and systems, together with artificial intelligence (“AI”)-enhanced software, with a current focus on battery cells for drones and other unmanned systems, Energy Storage Systems (“ESS”), and Molecular Universe, its AI-enhanced material discovery platform. The Company’s mission is to accelerate the world’s energy transition through AI-enhanced material discovery and battery management. The Company’s headquarters are located in Boston, with operations in South Korea, Singapore, and China.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the condensed consolidated financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

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

Inventories

Inventory is stated at the lower of average cost or net realizable value. Inventory costs include purchase of materials, freight, storage, hauling, and certification costs. The cost-basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. As of September 30, 2026 and December 31, 2025, the Company did not have excess or obsolete inventory reserves.

Inventories consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Inventories:
Raw materials	$4,624	$3,327
Work-in-process	—	27
Finished goods	3,339	1,110
In-transit	459	690
Total inventories	$8,422	$5,154

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and other current liabilities are carried at cost, which approximates their fair value because of their short-term nature. The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2026
Current Assets
Cash equivalents in money market funds (Note 5)	$13,983	$—	$—	$13,983
U.S. treasury securities (Note 6)	65,955	—	—	65,955
Equity securities(1) (Note 6)	637	—	—	637
Total current assets at fair value	$80,575	$—	$—	$80,575

Current Liabilities
Deferred consideration, current(2)	—	—	5,875	5,875
Total current liabilities at fair value	$—	$—	$5,875	$5,875

Long-term Liabilities
Sponsor Earn-Out liabilities (Note 9)	—	$—	1,786	1,786
Total long-term liabilities at fair value	$—	$—	$1,786	$1,786

December 31, 2025
Current Assets
Cash equivalents in money market funds (Note 5)	$15,554	$—	$—	$15,554
U.S. treasury securities (Note 6)	169,229	—	—	169,229
Equity securities(1) (Note 6)	862	—	—	862
Total current assets at fair value	$185,645	$—	$—	$185,645

Current Liabilities
Deferred consideration, current(2)	—	—	1,093	1,093
Total current liabilities at fair value	$—	$—	$1,093	$1,093

Long-term Liabilities
Sponsor Earn-Out liabilities (Note 9)	—	—	7,795	7,795
Deferred consideration, non-current(2)	—	—	7,677	7,677
Total long-term liabilities at fair value	$—	$—	$15,472	$15,472

(1) Fair value was determined using publicly quoted market prices obtained from third-party sources in their respective markets.

(2) Fair value was determined using the Black Scholes option pricing formula capped call and capped put methodology using risk adjusted discount rate for the revenue and adjusted revenue forecasts.

There were no transfers in or out of Level 3 measurements during the three and nine months ended September 30, 2026 and 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows for a practical expedient election to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. The new standard is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The company elected the practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. When the company adopted ASU 2025-05 in the first quarter of 2026, the adoption did not have a material impact.

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

The Company has reviewed all accounting pronouncements issued during the three months ended September 30, 2026 and concluded that they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The aggregate consideration for the acquisition of UZ Energy was approximately RMB 183.5 million ($25.8 million), consisting of the purchase consideration of approximately RMB 93.5 million ($13.1 million) and a capital contribution of RMB 90.0 million ($12.6 million) made by the Company in exchange for newly issued shares of UZ Energy. Purchase consideration consisted of cash payments of approximately RMB 23.5 million ($3.3 million), and deferred consideration of approximately RMB 70.0 million ($9.8 million) tied to performance targets, assuming such targets are met but not exceeded. At the Closing, total purchase consideration was valued at RMB 83.3 million ($12.0 million), reflecting the acquisition date fair value of the deferred cash payments. The capital contribution was excluded from purchase consideration as the proceeds will remain with UZ Energy and will be used for working capital requirements.

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. Goodwill is primarily attributed to the expected synergies from future expected economic benefits, including enhanced revenue growth from expanded products and capabilities related to ESS, as well as substantial cost savings from duplicative overheads, streamlined operations and enhanced efficiency. Goodwill is not deductible for tax purposes. The following table summarizes the final allocation of the purchase price (in thousands):

Cash and cash equivalents	$795
Accounts receivable	1,139
Inventories	3,807
Prepaid expenses and other current assets	3,465
Property, plant and equipment	1,023
Intangible assets	1,753
Goodwill	13,272
Other assets	195
Accounts payable	(2,644)
Accrued expenses and other current liabilities	(1,828)
Deferred revenue	(6,862)
Operating lease liability	(174)
Note payable, current	(1,966)
Total	$11,975

The above fair values of assets acquired and liabilities assumed are final. The fair values include Level 3 unobservable inputs and were determined using generally accepted valuation techniques.

The following table presents a reconciliation of the deferred consideration liability:

(in thousands)
Balance as of December 31, 2025	$8,770
Additions during the period	—
Payments during the period	—
Change in fair value	(3,239)
Foreign exchange impact	344
Balance as of September 30, 2026	$5,875

The deferred consideration liability is contingent on UZ Energy meeting specified thresholds relating to revenue and cash balances for fiscal years 2025 and 2026. It was measured at fair value using a Black-Scholes option-pricing model at Closing and subsequently at each reporting period. The fair value analysis considered, among other items, contractual terms of the Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and cash balance thresholds required for payment of the deferred consideration will be achieved. As of September 30, 2026, the possible outcomes for the range of deferred cash payments, on an undiscounted basis, are from $1.5 million to $10.4 million. The change in fair value was recorded within change in fair value of deferred consideration on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and the deferred consideration liability was recorded within deferred consideration, current on the Company’s Condensed Consolidated Balance Sheets.

The following table sets forth the components of the identifiable intangible assets acquired and their estimated fair values and useful lives as of the date of the acquisition:

(in thousands)	Fair Value	Weighted Average Useful Lives
Patents	$1,685	15 years
Trademarks	68	15 years
Total acquired intangible assets	$1,753

The amount of revenue and pre-tax loss the Company recognized from the acquired company during the nine month period ended September 30, 2026, which is included in the consolidated statements of operations and comprehensive loss, was approximately $12.6 million and $1.9 million, respectively.

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

Note 4.  Revenue

We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and energy storage system products as well as from providing research and development services, as this depicts how the nature, amount, timing, and cash flows are affected by economic factors. The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue from customers:
Product revenue	$6,640	$3,221	$18,150	$3,229
Service revenue	—	3,897	273	13,209
Total	$6,640	$7,118	$18,423	$16,438

Contract Assets

Contract assets primarily relate to service revenue for which the revenue has been earned, but the billing has not yet occurred due to certain performance or acceptance conditions. Contract assets are included in prepaid and other current assets in the Company's condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company had contract assets balances of none and $1.1 million.

Contract Liabilities

Contract liabilities primarily relate to the advance consideration received from customers. Contract liabilities are included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The following table reflects the change in contract liabilities for the three and nine months ending September 30, 2026 and 2025, respectively:

(in thousands)	2026	2025
Balance at December 31,	$2,669	$—
Additions	2,082	—
Revenue recognized	(2,597)	—
Foreign exchange adjustments	180	—
Balance at March 31,	$2,334	$—
Additions	1,454	—
Revenue recognized	(1,444)	—
Foreign exchange adjustments	(162)	—
Balance at June 30,	$2,182	$—
Additions	691	—
Revenue recognized	(1,937)	—
Balance at September 30,	$936	$—

Warranty Liability

Warranty expense is recorded in cost of revenues and the related liabilities are recorded in accrued expenses and other current liabilities and other liabilities based on expected warranty term. The following table reflects the change in warranty liability for the three and nine months ending September 30, 2026:

(in thousands)	2026	2025
Balance at December 31,	$387	$—
Additions	105	—
Warranty claims	(14)	—
Foreign exchange adjustments	5	—
Balance at March 31,	$483	$—
Additions	47	—
Warranty claims	(12)	—
Foreign exchange adjustments	9	—
Balance at June 30,	$527	$—
Additions	41	—
Warranty claims	(63)	—
Foreign exchange adjustments	7	—
Balance at September 30,	$512	$—

Note 5.  Cash and Cash Equivalents

Cash, cash equivalents, and restricted cash consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Cash	$56,714	$13,987
Money market funds	13,983	15,554
Total cash and cash equivalents	70,697	29,541
Restricted cash included in other assets	717	672
Total shown in the condensed consolidated statements of cash flows	$71,414	$30,213

Restricted cash includes cash held in checking and money market funds as collateral to secure certain insurance policies and a letter of credit for corporate lease activity.

Note 6.  Short-Term Investments

The following table provides amortized costs, gross unrealized gains and losses, and fair values for the Company’s investments in available-for-sale U.S. treasury securities as of September 30, 2026 and December 31, 2025, which have maturity dates that range from 1 month to 4 months and 1 month to 10 months, respectively. Fair value was determined using market prices obtained from third-party sources. Realized gains or losses were insignificant for the three and nine months ended September 30, 2026 and 2025.

September 30, 2026		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$66,033	$—	$(78)	$65,955
Total	$66,033	$—	$(78)	$65,955

December 31, 2025		Gross	Gross
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term U.S. treasury securities	$169,046	$183	$—	$169,229
Total	$169,046	$183	$—	$169,229

The Company has an equity security investment with an initial cost of $0.5 million. As of September 30, 2026 and December 31, 2025, the investment had a fair value of $0.6 million and $0.9 million, respectively. The Company recorded an unrealized loss of $0.2 million and an unrealized gain of $0.3 million for the nine months ended September 30, 2026 and 2025, respectively, and an unrealized loss of $0.1 million and an unrealized gain of $0.1 million for the three months ended September 30, 2026, and 2025, respectively. This change in fair value is recorded within miscellaneous (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.

Note 7.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Employee compensation and related costs	$2,655	$4,347
Vendor project charges	3,000	3,000
Contract liabilities	936	2,669
Professional and consulting services	1,149	891
Short-term notes payables	—	830
Income taxes payable	985	490
Software services	—	769
Other	2,897	2,075
Total	$11,622	$15,071

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

As of September 30, 2026 and December 31, 2025, the Company has received, but not yet earned, cash grants of 12.0 billion Korean won. These principal balances are equivalent to $8.9 million and $8.3 million, after translation, as of September 30, 2026 and December 31, 2025, respectively, which after including interest, is disclosed as unearned government grant in the condensed consolidated balance sheets.

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

	September 30, 2026	December 31, 2025
Expected term (in years)	5.6	5.7
Risk free rate	5.06%	3.77%
Expected volatility	95.0%	100.0%
Expected dividends	0%	0%
Stock price	$0.60	$1.80

The stock price is based on the closing price of the Company’s Class A common stock as of the valuation date and simulated through the end of the earn-out period following Geometric Brownian Motion. The Company estimates the volatility of its common stock by using a weighted average of historical volatilities of SES’s shares and warrants and select peer companies’ common stock that matches the expected term of the awards (range of the weighted average of volatility was 87.0% - 98.9% and 96.2% - 101.2% as of September 30, 2026 and December 31, 2025, respectively). The expected term is derived from a probability weighted model, considering a number of inputs, including the probability of a change in control. The risk-free interest rate is based on the yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides a reconciliation of the beginning and ending balances for the Sponsor Earn-Out liabilities:

(in thousands)
Balance at December 31, 2025	$7,795
Change in fair value	(6,009)
Balance at September 30, 2026	$1,786

Balance at December 31, 2024	$9,472
Change in fair value	(2,523)
Balance at September 30, 2025	$6,949

Note 10.  Commitments and Contingencies

Commitments

In December 2021, the Company amended the lease agreement for an office space in Woburn, Massachusetts. The amendment includes an obligation for the Company to pay monthly relinquishment charges (equal to the total rental obligation for the duration of the lease term) only if the new tenant does not pay the monthly rental amount and the lessor has provided a notice to collect the relinquishment charges from the Company. As of September 30, 2026, the Company assessed the probability of any liability to be incurred for relinquishment charges as remote.

Deferred Consideration

Under the terms of the acquisition agreement for UZ Energy, the Company recognized contingent liabilities related to purchase consideration payments to UZ Energy shareholders. The fair value analysis considered, among other items, contractual terms of the Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and cash balance thresholds required for payment of the deferred consideration will be achieved. These payments are contingent on meeting specified thresholds relating to revenue and cash balances for fiscal years 2025 and 2026, which were deemed to be met in full for 2025 and are still being evaluated for 2026 based on revenue and cash projections. The payment for 2025 deferred consideration has still not been made as of September 30, 2026.

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

Shareholder Derivative Litigation

Two shareholder derivative suits were filed on July 6, 2026 and August 3, 2026, respectively, in the United States District Court for the District of Massachusetts against certain of the Company’s current and former directors, with the Company as nominal defendant, by alleged shareholders of the Company. The complaints have been consolidated into one action. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described under “Securities Class Action Litigation.” The action is currently stayed. The Company intends to defend itself vigorously against the claims and to take the necessary steps to endeavor to have them dismissed. Based on information available at the litigation’s current stage, the Company cannot reasonably predict its outcome or any potentially associated losses, which are inherently uncertain.

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

Note 11.  Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2026 was (0.8)% and (1.1)%, respectively, compared with 0.8% and (1.0)% for the three and nine months ended September 30, 2025. The effective tax rate differed from the 21% U.S. federal statutory rate primarily due to foreign taxes, uncertain tax positions, and interest expense, offset by losses generated in the U.S. where no benefit was recorded as the Company had fully reserved its deferred tax assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders - basic	$(13,386)	$(20,920)	$(43,391)	$(56,003)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	334,546,441	331,335,411	334,688,459	330,807,919

Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.17)

The number of common stock equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to such shares and awards had not been met, were as follows:

	As of September 30,
	2026	2025
Escrowed earn-out shares	27,690,978	27,690,978
Options to purchase common stock	3,748,677	5,787,911
Warrants issued in public offerings	9,199,947	9,199,947
Sponsor Earn-Out Shares	5,520,000	5,520,000
Warrants issued in private offerings	5,013,333	5,013,333
Unvested RSUs	13,193,817	14,045,838
Unvested PSUs	3,507,297	5,784,050
Earn-out Restricted Shares	213,678	742,280
Unvested RSAs	—	401
Total	68,087,727	73,784,738

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

Significant Expenses

The Company concluded it operates as one operating and reportable segment based on the information regularly reviewed by the CODM for decision making, resource allocation, and evaluating financial performance. The information regularly reviewed by the CODM is summarized into the following significant expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Compensation and benefits	$6,843	$6,400	$22,867	$20,699
Stock compensation	2,101	2,136	6,203	8,864
Lab and equipment	1,421	4,003	2,649	12,886

General and administrative	2,467	3,188	10,397	11,181
Professional services	4,040	4,871	9,940	17,036
Facility	1,564	1,540	4,659	4,531
Marketing and sales	309	147	1,457	525
Total	$18,745	$22,285	$58,172	$75,722

Geographic & Concentration Information

For the three and nine months ended September 30, 2026, revenue outside of the United States, based on customer billing address, was 99% and 90% of total revenue, respectively. For the three and nine months ended September 30, 2025, revenue outside of the United States, based on customer billing address, was 98% and 99% of total revenue, respectively.

For the three months ended September 30, 2026, there was one customer that accounted for 51% of total revenue. For the nine months ended September 30, 2026, there were two customers that accounted for 26% and 19% of total revenue, respectively. For the three- and nine-months ending September 30, 2025, there was one customer that accounted for 51% and 59% of total revenue, respectively, and a second customer that accounted for 35% and 15%, of total revenue, respectively, as well as 47% of accounts receivable as of September 30, 2025.

As of September 30, 2026, there was one customer that accounted for 68% of receivables. For the nine months ending September 30, 2025, there was a third customer that accounted for 19% of total revenue as well as 40% of accounts receivable as of September 30, 2025.

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

Hisun VIE

On October 29, 2025, SES entered into an agreement (the “Agreement”) with Hisun New Energy Material Ltd Co. (“Hisun”) to form Molecular Universe Materials Pte. Ltd. (the “MUMPL”), a Singapore private limited company, to supply and sell battery electrolytes globally. MUMPL was formed in April 2026 upon SES’s initial $3.0 million cash contribution.

Total initial equity capitalization is expected to be $5.0 million, of which SES is required to contribute $4.5 million, or 90%, and Hisun is required to contribute $0.5 million, or 10%. During the nine months ended September 30, 2026, SES had funded the full $4.5 million. No non-cash assets or intellectual property were contributed as equity capital. Intellectual property and services provided by SES and Hisun are made available to MUMPL under separate commercial agreements.

MUMPL is a variable interest entity because its equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support, as SES is contractually obligated to fund all working capital reasonably required for its operations. SES concluded it is the primary beneficiary because it has the contractual right to appoint a majority of MUMPL's board of directors and its senior management and therefore directs the activities that most significantly impact the MUMPL's economic performance. Hisun's board and consent rights are protective and are not substantive participating rights. Accordingly, SES consolidates MUMPL from the date of formation, and Hisun's 10% interest is presented as a noncontrolling interest within permanent equity.

SES holds a unilateral option, exercisable beginning on the third anniversary of the Agreement, to purchase Hisun's shares at fair market value. The option is not accounted for as a derivative because the underlying shares are not readily convertible to cash.

As of September 30, 2026, MUMPL's assets consisted of $0.5 million of cash and cash equivalents, $4.5 million of accounts receivable, $0.7 million in prepaids, and liabilities of $1.1 million in accounts payable and other current liabilities, each included in the corresponding captions of the condensed consolidated balance sheet. Other than the initial contributions and working capital funding obligation described above, SES has not provided, and is not contractually required to provide, financial support to MUMPL.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and the related notes included in this Quarterly Report on Form 10-Q and our audited consolidated  financial statements as of and for the year ended December 31, 2025 and the related notes contained in the 2025 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2025 Annual Report on 10-K. References in this section to our future plans that indicate the timing of when we expect such plans to be completed by a certain year mean at any point during that year.

Overview

We develop and manufacture high-performance Lithium-Metal (“Li-Metal”) and Lithium-ion (“Li-ion”) battery cells and systems. Our current focus is on three areas: battery cells for drones and other unmanned systems, which we manufacture at our NDAA-compliant facility in Chungju, South Korea; Energy Storage Systems (“ESS”), sold primarily through our subsidiary, UZ Energy, and differentiated by our battery management and battery health software; and Molecular Universe, our AI-enhanced materials discovery platform, which supports the development of our own products and is offered to battery manufacturers. The Company’s mission is to accelerate the world’s energy transition through AI-enhanced material discovery and battery management.

Recent Developments

Reverse Stock Split Proposal. In July 2026, we received notice from the NYSE that we did not satisfy its continued listing standard requiring a minimum average closing price of $1.00 per share over a consecutive 30 trading-day period. In October 2026, we filed a definitive proxy statement for our 2026 annual meeting of stockholders, scheduled for December 10, 2026, which includes a proposal to approve a reverse stock split of our Class A common stock at a ratio within the range set forth in the proxy statement, with the final ratio to be determined by our Board of Directors. If the proposal is approved, we intend to implement the reverse stock split promptly following the annual meeting if our Board of Directors determines that a decrease in the number of shares of Class A Common Stock outstanding is likely to improve the trading price of our Class A Common Stock and is necessary to help maintain our listing on the NYSE.

Share Repurchases. In September 2026, we repurchased 16,161,561 shares of our Class A common stock for $9.2 million under our previously announced share repurchase program

Key Trends, Opportunities and Uncertainties

Historical Performance

We are an early-stage growth company. We incurred net losses of $13.4 million and $20.9 million for the three months ended September 30, 2026 and 2025, respectively, and $43.4 million and $56.0 million for the nine months ended September 30, 2026 and 2025, respectively, and had an accumulated deficit of $415.3 million and $354.9 million from our inception through September 30, 2026 and 2025, respectively. We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for several years. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate and our ability to generate revenue in the future that is sufficient to achieve profitability will depend largely on the successful development of our products and services. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in “Part I, Item 1A. Risk Factors.”

NDAA-Compliant Drone Cell Manufacturing

Our development of NDAA-compliant manufacturing capacity for drone cells is intended to position us to capture new business from the U.S. government and defense-related customers, which we believe could be a driver of future revenue growth. We recently completed the ramp up of the manufacturing capacity of our Chungju, South Korea drone cell line to an installed capacity of one million NDAA-compliant cells per year and announced plans to further expand the line to an installed capacity of three million NDAA-compliant cells per year by the end of the second quarter of 2027. NDAA compliance may also enhance our competitive positioning and open additional market opportunities. However, this initiative will require substantial capital investment and ongoing compliance costs, and there is uncertainty regarding the timing and magnitude of customer demand. If we are unable to achieve commercial-scale production or if demand for NDAA-compliant drone cells does not materialize as expected, we could experience underutilization of assets and negative impacts on cash flows.

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

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$	%
(in thousands)	2026	2025	Change	Change
Revenue from customers	$6,640	$7,118	$(478)	(6.7)%
Cost of revenue	6,313	3,482	2,831	81.3%
Gross profit	327	3,636	(3,309)	(91.0)%
Operating Expenses
Research and development	9,595	15,625	(6,030)	(38.6)%
General and administrative	9,150	6,660	2,490	37.4%
Total operating expenses	18,745	22,285	(3,540)	(15.9)%
Loss from operations	$(18,418)	$(18,649)	$231	(1.2)%

	Nine Months Ended September 30,		$	%
(in thousands)	2026	2025	Change	Change
Revenue from customers	$18,423	$16,438	$1,985	12.1%
Cost of revenue	15,734	5,645	10,089	178.7%
Gross profit	2,689	10,793	(8,104)	(75.1)%
Operating Expenses
Research and development	31,988	55,222	(23,234)	(42.1)%
General and administrative	26,184	20,500	5,684	27.7%

Total operating expenses	58,172	75,722	(17,550)	(23.2)%
Loss from operations	$(55,483)	$(64,929)	$9,446	(14.5)%

Factors Affecting Operating Results

Revenue from Customers

For the three and nine months ended September 30, 2026 and 2025, we generate revenue from two primary sources:

●	Product revenue generally consists of sales of residential and commercial ESS products, Li-ion and Li-metal based battery cells for drones, and battery materials such as electrolytes sold to automotive OEMs and other manufacturers.
●	Service revenue generally consists of services for the discovery, design and development of Li-ion and Li-Metal battery materials in accordance with the customer’s specifications.

Revenue from customers for the three and nine months ended September 30, 2026 was $6.6 million and $18.4 million, respectively. Revenue decreased by $0.5 million, or 6.7%, and increased by $2.0 million, or 12.1%, respectively, compared to the three and nine months ended September 30, 2025, which had revenue of $7.1 million and $16.4 million, respectively. The decrease in revenue for the three months ended September 30, 2026 was primarily driven by a decrease in service revenue from OEMs after completion of the contract service periods in the fourth quarter of 2025, partially offset by increased product revenue for ESS product sales from UZ Energy, which was acquired in third quarter of 2025. The increase in revenue for the nine months ended September 30, 2026 was primarily driven by increased product revenue for ESS product sales from UZ Energy, partially offset by the decrease in service revenue.

Services revenue decreased $3.9 million and $12.9 million for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. Product revenue increased $3.4 million and $14.9 million for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. Refer to “Note 4 – Revenue” to the condensed consolidated financial statements for additional information.

Cost of Revenue

Cost of revenue includes materials, labor, depreciation and amortization expense, inventory, freight costs, warranty, and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation.

Costs of revenue for the three and nine months ended September 30, 2026 were $6.3 million and $15.7 million, respectively. Cost of revenue increased by $2.8 million and $10.1 million, or 81.3% and 178.7%, respectively, compared to the three and nine months ended September 30, 2025, which had costs of revenue of $3.5 million and $5.6 million, respectively. The increased costs of revenue was primarily driven by increased product revenue for ESS product sales from UZ Energy, which was acquired in the third quarter of 2025, while service revenue from OEMs decreased due to the service period ending in the fourth quarter of 2025.

Gross Profit Margin

Gross profit margin has been and will continue to fluctuate over time affected by a variety of factors, including the average sales price of our product and service offerings and changes in our mix of revenue between ESS products, drone batteries, battery materials and service offerings to automotive OEMs and other manufacturers.

Gross margin for the three and nine months ended September 30, 2026 was 4.9% and 14.6%, respectively, compared to 51.1% and 65.7%, for the three and nine months ended September 30, 2025, respectively. The decrease was primarily due to the effect of changing revenue mix between product and service offerings.

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

Research and development expenses for the three months ended September 30, 2026 decreased $6.0 million, or 38.6%, to $9.6 million, compared with $15.6 million for the three months ended September 30, 2025. This decrease was primarily driven by a $3.6 million decrease in lab related expenses related to automotive OEM JDAs, a $1.9 million decrease in AI infrastructure costs incurred from renting GPU computing resources, and a $0.5 million decrease in personnel related costs, including stock-based compensation, primarily from headcount reductions.

Research and development expenses for the nine months ended September 30, 2026 decreased $23.2 million, or 42.1%, to $32.0 million compared with $55.2 million for the nine months ended September 30, 2025. This decrease was primarily driven by a $12.1 million decrease in lab related expenses related to automotive OEM JDAs, a $9.4 million decrease in AI infrastructure costs incurred from renting GPU computing resources, and a $1.7 million decrease in personnel related costs, including stock compensation, primarily from headcount reductions.

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

General and administrative expenses for the three months ended September 30, 2026 increased $2.5 million, or 37.4%, to $9.2 million, compared with $6.7 million for the three months ended September 30, 2025. This increase was primarily driven by a $1.1 million increase in professional services including marketing and public relations, a $1.0 million increase for personnel costs and stock-based compensation due to increased headcount, and a $0.6 million increase in legal expenses. These increases were partially offset by a $0.2 million decrease in other expenses.

General and administrative expenses for the nine months ended September 30, 2026 increased $5.7 million, or 27.7%, to $26.2 million, compared with $20.5 million for the nine months ended September 30, 2025. This increase was primarily driven by a $2.8 million increase in professional services including recruiting, marketing, and business development, a $1.3 million increase in personnel costs and stock-based compensation due to headcount increases, a $1.0 million increase in bad debt expense, and a $0.6 million increase in legal expenses.

Non-Operating Items

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents and marketable debt securities, which are primarily invested in money market funds and U.S. treasury securities, and accretion income from the U.S. treasury securities.

During the three and nine months ended September 30, 2026, we had interest income of $1.3 million and $4.5 million, respectively, compared with $2.3 million and $7.3 million for the three and nine months ended September 30, 2025, respectively. The $1.0 million decrease from the three months ended September 30, 2025 to the three months ended September 30, 2026 was due to lower average cash and investment balances in the periods. The $2.8 million decrease from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was due to lower investment balances primarily arising from cash used in operations.

Change in Fair Value of Earn-Out Liabilities

During the three and nine months ended September 30, 2026, we incurred a gain of $1.8 million and $6.0 million, respectively, associated with the change in fair value of the Sponsor Earn-Out liabilities compared with a loss of $3.9 million and a gain of $2.5 million, respectively, for the three and nine months ended September 30, 2025. With the fair value of the Sponsor Earn-Out liabilities tied to the Company’s stock price, continued volatility in the stock price or changes in the expected term could result in further gains or losses resulting from the change in fair value. Refer to “Note 9 – Sponsor Earn-Out Liabilities” to the condensed consolidated financial statements for additional information.

Miscellaneous Income (Expense), Net

During the three months ended September 30, 2026, we had miscellaneous expense of $0.2 million, compared with miscellaneous expense of $0.7 million for the three months ended September 30, 2025. This $0.5 million decrease in miscellaneous expense was primarily due to a one-time loss on sale of fixed assets for the three months ended September 30, 2025.

During the nine months ended September 30, 2026, we had miscellaneous expense of $1.1 million, compared with miscellaneous expense of $0.3 million for the nine months ended September 30, 2025. This $0.7 million increase in miscellaneous expense was the result of an increase in the loss on foreign currency translations, an increase in loss on fair value of equity investments, and an increase in other expenses.

Change in Fair Value of Deferred Consideration

During the three and nine months ended September 30, 2026, we recognized a gain of $2.2 million and $3.2 million associated with the change in fair value of the deferred consideration related to the acquisition of UZ Energy, reflecting updated expectations regarding UZ Energy’s achievement of the 2026 revenue and cash balance thresholds. Refer to “Note 3 – Acquisitions” to the condensed consolidated financial statements for additional information.

Provision for Income Taxes

During the three months ended September 30, 2026, we had a provision for income taxes of less than $0.1 million, compared to a benefit from income taxes of $0.1 million for the three months ended September 30, 2025.

During the nine months ended September 30, 2026, we had a provision for income taxes of $0.6 million compared to a $0.6 million provision for income taxes for the nine months ended September 30, 2025. The provision in both periods was primarily due to local taxes in the foreign jurisdictions in which the Company operates.

Liquidity and Capital Resources

As of September 30, 2026, we had total cash and cash equivalents of $70.7 million and investments in marketable debt and equity securities of $66.6 million. As an early-stage growth company, the net operating losses we have incurred since inception are consistent with our strategy and budget.

We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for several years. Our ability to successfully develop our products and services, scale up our commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations. We believe that our cash-on-hand and marketable debt and equity securities will be sufficient to meet our principal working capital and capital expenditure requirements and fund our ongoing research and development, operational and commercial activities, for at least 12 months from the date of this Quarterly Report. These requirements and activities include activities related to the ESS business, planned NDAA-compliant manufacturing capacity for drone cell development, working capital requirements for MUMPL, and commercialization of Molecular Universe material discoveries. However, additional funding may be required during or after this period to finance certain needs beyond our principal working capital and capital expenditure requirements and ongoing costs, including additional opportunities to purchase data and equipment, develop and train our AI models, and/or develop commercial operations in the United States and abroad, acquisitions or other strategic transactions, and unexpected delays in the development of our battery cells.

If we need additional funding beyond these existing short- to medium-term sources of liquidity, or if we are not able to fund our operations from cash flows generated from anticipated product sales and service offerings, we expect that we will need to raise additional funds. This may be through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity, equity-related or debt securities, and obtaining credit from financial institutions. We currently maintain an at-the-market equity offering program with certain investment banks (the “Agents”), pursuant to which we may offer and sell into the open market from time to time, at our option, shares of our Class A common stock with an aggregate offering price of up to $150.0 million. Subject to the terms and conditions of our agreement with them, the Agents will use their commercially reasonable efforts to sell shares of our Class A common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. We have also provided the banks with customary indemnification and contribution rights. We are not obligated to sell any Class A common stock and may at any time suspend solicitation and offers thereunder. We sold no shares under the at-the-market equity offering program during the three months ended September 30, 2026, and to date have sold no shares under the program.

Summary of Cash Flows

The following table provides a summary of our cash flow data for the periods indicated:

Nine Months Ended September 30,
(in thousands)	2026	2025

Cash (used in) provided by:
Operating activities	$(48,829)	$(47,955)
Investing activities	101,607	(43,704)
Financing activities	(11,408)	(2,010)
Effect of exchange rate changes on cash	(169)	177
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,201	$(93,492)

Operating Activities

Our cash flows used in operating activities to date have primarily comprised research and development and general and administrative activities as discussed above.

Net cash used in operating activities of $48.8 million for the nine months ended September 30, 2026 was primarily attributable to net loss of $43.4 million, as adjusted for stock-based compensation expense of $6.2 million, a gain on change in fair value of Sponsor Earn-Out liabilities of $6.0 million, depreciation and amortization of $7.7 million, a gain on change in fair value of deferred consideration of $3.2 million, accretion income from marketable securities of $1.1 million, and $0.6 million of other items. These non-cash operating items were combined with a $9.6 million working capital outflow. The working capital outflow was primarily driven by a $5.2 million increase in receivables from customers, a $3.6 million decrease in accrued expenses and other current liabilities, and a $3.0 million increase in inventories, partially offset by a $1.2 million decrease in prepaid assets and a $1.1 million increase in accounts payable. The increase in inventories was primarily due to purchases for ESS commercial operations. The decrease in accrued expenses and other liabilities was primarily due to decreases in accruals for compensation and contract liabilities. The changes in account receivables were driven by timing of receipts.

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

Investing Activities

Net cash provided by investing activities was $101.6 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $43.7 million for the nine months ended September 30, 2025. This increase in cash provided was primarily attributable to a $146.4 million decrease in purchases of short-term investments, net of purchases and sales in the current year period compared to the prior year period, partially offset by $0.8 million from acquisition of a business, net of cash and $0.3 million higher capital expenditures.

Financing Activities

Net cash used in financing activities was $11.4 million for the nine months ended September 30, 2026 compared to net cash used in financing activities of $2.0 million for the nine months ended September 30, 2025. This increase was due to a $7.6 million increase in payments for share repurchases, and a $2.0 million increase in payments for taxes withheld to cover vested restricted stock, partially offset by a $0.2 million increase in proceeds from options.

Recent Accounting Pronouncements

See “Note 2 – Basis of Presentation” of our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2026 included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and their potential impact on our financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk during the three months ended September 30, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective. We completed the acquisition of UZ Energy on September 15, 2025, and we are currently integrating UZ Energy into our internal control system.

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

In July 2026, we received notice from the NYSE indicating that we did not satisfy the continued listing standard relating to the trading price of our common stock (the “Minimum Share Price Requirement”), as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the Minimum Share Price Requirement, we have a period of six months following receipt of the notice to regain compliance with the requirement, with the possibility of an extension at the discretion of the NYSE. We can regain compliance with the requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00, and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period. The notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our Class A common stock on the NYSE, which continues to trade under the symbol “SES.” However, as of the date of this Quarterly Report, we have not regained compliance with the Minimum Share Price Requirement, and we may not regain it before the end of the cure period. In October 2026, we filed a definitive proxy statement seeking stockholder approval of a reverse stock split of our Class A common stock, in part to regain compliance with the Minimum Share Price Requirement. There can be no assurance that our stockholders will approve the reverse stock split, that we will implement it, that the per-share price of our Class A common stock after the reverse stock split will increase in proportion to the reduction in the number of shares outstanding or remain above $1.00, or that the reverse stock split will improve liquidity or broaden institutional ownership. In addition, under current NYSE rules, a company that again falls below the Minimum Share Price Requirement within a specified period after effecting a reverse stock split may not be eligible for a cure period.

We continue to actively monitor the trading prices of our Class A common stock, and assess available options to regain compliance with Minimum Share Price Requirement. The perception among investors that we are at heightened risk of delisting could negatively affect the market price and trading volume of our Class A common stock. Additionally, if the NYSE ultimately delists any of our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, which could severely diminish or eliminate the value of an investment in our Class A common stock, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The following table summarizes our common stock repurchase program activity for the three months ended September 30, 2026:

Share Repurchase Activities

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(1)
July 1 - July 31, 2026	—	—	—	28,394,719
August 1 - August 31, 2026	—	—	—	28,394,719
September 1 - September 30, 2026	16,161,561	0.57	16,161,561	19,069,009
Total	16,161,561	$0.57	16,161,561

(1)On April 24, 2025, we announced that our Board approved a stock repurchase program authorizing us to purchase up to $30 million of our outstanding common stock. Under the authorization, the Company may repurchase shares from time to time at management’s discretion, through a variety of methods, including open market purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions or otherwise, in compliance with applicable federal securities laws and other applicable laws and regulations. The Company may also, from time to time, enter into plans that are compliant with Rule 10b5-1 of the Exchange Act to facilitate repurchases of its shares under this authorization. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities, and funding considerations. The share repurchase authorization does not obligate the Company to repurchase any specific number of shares, and it may be suspended or discontinued at any time and does not have an expiration date.

(2)Average price paid per share includes any broker commissions but excludes any liability under the 1% excise tax on the net amount of our share repurchases required by the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable
(b)	Not applicable.
(c)	During the fiscal quarter ended September 30, 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
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

10.1†	English Translation of Amendment to Shanghai Lease Agreement, dated as of August 5, 2026.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†    Filed herewith.

*    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 12, 2026

SES AI CORPORATION

By:	/s/ Qichao Hu
Name:	Qichao Hu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ray Liu
Name:	Ray Liu
Title:	Chief Financial Officer
(Principal Financial Officer)